Form 10-Q
period 1996-03-31
PHYSICIANS HEALTH SERVICES INC
filed 1996-05-15
CIK 867098

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ---
     ACT OF 1934
     For the quarterly period ended March 31, 1996.

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-21098.

                        Physicians Health Services, Inc.

               (Exact name of registrant as specified in charter)

                Delaware                        06-1116976
     (State or other jurisdiction of          (IRS employer
     incorporation or organization)       identification number)

            120 Hawley Lane                        06611
        Trumbull, Connecticut                    (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (203) 381-6400


                                 Not applicable
          ____________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes  X    No ____
                                                       ---

          There were 5,457,033 shares of Class A Common Stock ($0.01 par value) and 3,846,443 shares of Class B Common Stock ($0.01 par value) outstanding as of May 7, 1996.

================================================================================

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                   PAGE NO.
                                                                   --------
PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at
          March 31, 1996 and December 31, 1995                          3

     Condensed Consolidated Statements of  Operations for the Three
          Months Ended March 31, 1996 and 1995                          4

     Condensed Consolidated Statements of Stockholders' Equity
          for the Three Months Ended March 31, 1996 and 1995            5

     Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1996 and 1995                    6

     Notes to Condensed Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                    8-9

PART II.  OTHER INFORMATION
          -----------------

Item 6.  Exhibits and Reports on Form 8-K                              10

Signatures                                                             11

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           MARCH 31,  DECEMBER 31,
                                                                             1996         1995
                                                                          (Unaudited)
                                                                           ---------     ---------
ASSETS:

Current Assets
 Cash and Cash Equivalents                                                  $  3,742      $  7,536
 Investments, at fair value:
  Fixed Maturities - (amortized cost--1996--$78,310 and 1995--$101,181)       78,720       102,130
  Equity Securities - (amortized cost--1996--$1,417 and 1995--$1,417)          1,345         1,355
 Accounts Receivable Less Allowances (1996--$1,882 and 1995--$1,050)          37,781        31,548
 Other Receivables                                                            18,077        14,815
 Advances to Participating Hospitals                                           3,136         5,903
 Prepaid Expenses and Other                                                    1,268           204
                                                                            --------      --------
  Total Current Assets                                                       144,069       163,491
Property, Plant, and Equipment
 Land                                                                          3,322         3,322
 Building and Improvements                                                    14,933        14,645
 Furniture and Equipment                                                      33,449        29,817
                                                                            --------      --------
                                                                              51,704        47,784
 Less Accumulated Depreciation and Amortization                               11,855        11,028
                                                                            --------      --------
  Total Property, Plant, and Equipment                                        39,849        36,756
Other Assets                                                                  12,046        10,821
                                                                            --------      --------

TOTAL ASSETS                                                                $195,964      $211,068
                                                                            ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
 Accrued Health Care Expenses                                               $ 26,430      $ 23,878
 Unearned Premiums                                                            26,787        25,022
 Amounts Due to IPA's, Physicians and other Providers                         23,453        37,806
 Accounts Payable and Accrued Expenses                                         8,239        14,199
                                                                            --------      --------
  Total Current Liabilities                                                   84,909       100,905

Excess of Net Assets Over Cost of Company Acquired                             1,252         1,282

Stockholders' Equity
 Class A Common Stock, Par Value $0.01 per Share--Authorized                      54            53
  13,000,000 Shares, Issued and Outstanding; 1996--5,434,503
  shares; 1995--5,310,347 shares
 Class B Common Stock, Par Value $0.01 per Share;                                 40            41
  non-transferable--authorized and issued 1996--3,948,958 shares;
  1995--4,052,974 shares; voting rights - 10 per share
 Additional Paid-In Capital                                                   41,138        40,760
 Unrealized Appreciation of Investments,
  Net of Tax                                                                     188           510
 Retained Earnings                                                            68,384        67,518
                                                                            --------      --------
                                                                             109,804       108,882
 Less Cost of Class B Common Stock (86,400) Shares in Treasury                     1             1
                                                                            --------      --------
Total Stockholders' Equity                                                   109,803       108,881
                                                                            --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $195,964      $211,068
                                                                            ========      ========

See Notes to Condensed Consolidated Financial Statements

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)



                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                                 ------------------
                                                    1996      1995
                                                 ---------  -------
REVENUES
 Premiums                                         $111,820   $79,566
 Investment and Other Income                         1,666     1,847
                                                  --------   -------
                                                   113,486    81,413

COSTS AND EXPENSES
 Hospital Services                                  39,655    25,982
 Physicians and Related Health Care Services        40,938    31,755
 Other Health Care Services                         10,719     4,740
 Indemnity Costs                                     2,633         -
 Selling, General and Administrative Expenses       18,321    13,079
 Proxy Defense Costs                                     -       450
                                                  --------   -------
                                                   112,266    76,006
                                                  --------   -------

Income before Income Taxes                           1,220     5,407
Income Tax Expense                                     354     2,263
                                                  --------   -------


NET INCOME                                        $    866   $ 3,144
                                                  ========   =======

Net Income Per Common Share                       $   0.09   $  0.33
                                                  ========   =======

Weighted Average Number of Common
 Shares Outstanding                                  9,536     9,396
                                                  ========   =======



See Notes to Condensed Consolidated Financial Statements

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (Unaudited)


                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                           MARCH 31,  MARCH 31,
                                                            1996        1995
                                                          ----------  ---------
CLASS A COMMON STOCK
 Balance at Beginning of Period                            $     53    $    49
 Conversion of Class B Common Stock
   into Class A Common Stock                                      1          1
                                                           --------    -------
 Balance at End of Period                                  $     54    $    50
                                                           ========    =======

CLASS B COMMON STOCK
 Balance at Beginning of Period                            $     41    $    45
 Conversion of Class B Common Stock
   into Class A Common Stock                                     (1)        (1)
                                                           --------    -------
 Balance at End of Period                                  $     40    $    44
                                                           ========    =======

ADDITIONAL PAID IN CAPITAL
 Balance at Beginning of Period                            $ 40,760    $40,514
 Exercise of Stock Options                                      378          5
                                                           --------    -------
 Balance at End of Period                                  $ 41,138    $40,519
                                                           ========    =======

UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS,
 NET OF TAX
 Balance at Beginning of Period                            $    510       (949)
 Unrealized Appreciation (Depreciation)                        (322)       871
                                                           --------    -------
 Balance at End of Period                                  $    188    $   (78)
                                                           ========    =======

RETAINED EARNINGS
 Balance at Beginning of Period                            $ 67,518    $51,548
 Net Income                                                     866      3,144
                                                           --------    -------
 Balance at End of Period                                  $ 68,384    $54,692
                                                           ========    =======

TREASURY STOCK
                                                           --------    -------
 Balance at Beginning and End of Period                    $     (1)   $    (1)
                                                           ========    =======

TOTAL STOCKHOLDERS' EQUITY
 Balance at Beginning of Period                            $108,881    $91,206
 Exercise of Stock Options                                      378          5
 Net Income                                                     866      3,144
 Unrealized Appreciation (Depreciation) of
  Investments                                                  (322)       871
                                                           --------    -------
 Balance at End of Period                                  $109,803    $95,226
                                                           ========    =======



See Notes to Condensed Consolidated Financial Statements

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (IN THOUSANDS)
                                  (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                ---------------------
                                                                MARCH 31,   MARCH 31,
                                                                  1996        1995
                                                                ---------   ---------
OPERATING ACTIVITIES
Net Income                                                      $     866   $   3,144
Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used by) Operating Activities:
 Depreciation and Amortization                                        827         902
 Provision for Doubtful Accounts                                      832          59
 Amortization of Excess of Net Assets over Cost
  of Company Acquired                                                 (30)        (30)
 Deferred income tax expense                                         (319)        204
 Changes in Assets and Liabilities:
   Accounts Receivable - Trade                                     (7,065)       (336)
   Other Receivables                                               (3,262)       (682)
   Advances to Participating Hospitals                              2,767        (174)
   Prepaid Expenses and Other                                      (1,064)      1,120
   Accrued Health Care Expenses                                     2,552       1,772
   Unearned Premiums                                                1,765          69
   Due to IPA's, Physicians and Other Providers                   (14,353)    (17,803)
   Accounts Payable and Accrued Expenses                           (5,400)     (4,924)
                                                                ---------   ---------
Net Cash Used by Operating Activities                             (21,884)    (16,679)

INVESTING ACTIVITIES
 Purchases of Property, Plant, and Equipment                       (3,926)     (2,665)
 Proceeds from Disposal of Equipment                                    6          44
 Increase in Other Assets                                          (1,225)       (396)
 Purchases of Investments                                        (140,990)   (115,843)
 Proceeds from Sales and Maturities of Investments                163,847     113,325
                                                                ---------   ---------
Net Cash Provided by (Used) by Investing Activities                17,712      (5,535)

FINANCING ACTIVITIES
 Exercise of Stock Options                                            378           5
                                                                ---------   ---------
Net Cash Provided by Financing Activities                             378           5
                                                                ---------   ---------

Decrease in cash and cash equivalents                              (3,794)    (22,209)
Cash and cash equivalents at beginning of period                    7,536      28,467
                                                                ---------   ---------
Cash and cash equivalents at end of period                      $   3,742   $   6,258
                                                                =========   =========


See Notes to Condensed Consolidated Financial Statements

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (UNAUDITED)



1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Physicians Health Services, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.


2.   Stockholders' Equity and Per Share Data

     Pursuant to the Company's Certificate of Incorporation, upon conversion of Class B shares to Class A Shares, such Class B shares are canceled and cannot be reissued. Per share data are based upon the weighted average number of common and common equivalent shares outstanding during the period.


3.   Tax Provision

     The effective tax rate for the quarter ended March 31, 1996 declined to 29.0% from 41.9% for the same 1995 period. The decrease in the effective tax rate is due to a shift of much of the Company's investment portfolio into tax exempt municipal bonds and due to pretax income being generated by investment income at the lower tax rate.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS
  ---------------------

  QUARTER ENDED MARCH 31, 1996 VERSUS MARCH 31, 1995

  Premium revenue increased 40.5% to $111.8 million in the first quarter of 1996 from $79.6 million for the comparable 1995 quarter. Enrollment at March 31, 1996 was 320,660, an increase of 62.6% from enrollment of 197,253 at March 31, 1995. Overall premium revenues increased at a lower rate than the growth in enrollment due to competitive conditions which depressed pricing flexibility and due to a shift in product mix to lower revenue yielding and lower margin products such as the gatekeeper products, Healthcare Solutions products and Medicaid. Also, enrollee statistics include 100% of the enrollees in the New York Healthcare Solutions products, while premium revenue includes the Company's 50% share of revenues derived from the New York arrangement which was effective July 1, 1995. The Company expects that the growth in premium revenue may continue to lag the growth in enrollment to the extent the current competitive conditions and demand for lower margin products continue.

  Investment and other income decreased 9.8% to $1.7 million for the first quarter of 1996 from $1.8 million for the quarter ending March 31, 1995. The decrease is due to a decline in invested assets and lower investment yields due to lower interest rates.

  Health care expenses as a percentage of premium revenues (medical loss ratio) increased to 85.3% for the first quarter of 1996 as compared to 79.7% for the
  first quarter of 1995.   Total health care expenses increased 50.4% to $93.9
  million in the first quarter of 1996 from $62.4 million for the comparable 1995 quarter. As a result of the competitive market conditions and demand for the Company's lower margin products referred to above, the Company expects that the medical loss ratios will continue to be higher than those reported for the respective year earlier periods.

  Hospital services expenses increased 52.6% to $39.6 million from $26.0 million for the first quarter of 1995. Inpatient hospital utilization for fully-insured enrollees, excluding Medicare cost contract enrollees, decreased 6.5% to 288 days per thousand members for the quarter ended March 31, 1996 from 308 days per thousand members for the comparable 1995 period.

  Physician and related health care expenses increased by 28.9% from $31.8 million for the first quarter of 1995 to $40.9 million for the first quarter of 1996. The increase is reflective of the increase in membership, offset in part by more favorable utilization and improved capitation arrangements.

  Other health care expenses increased by $6.0 million in the first quarter of
  1996 as compared to the first quarter of 1995.   The increase is primarily due
  to higher prescription drug costs resulting from a shift in membership to drug riders that offer greater benefits and due to an increase in utilization, particularly in government programs. Additionally, for the first quarter of 1996, other health care expenses includes the Healthcare Solutions profit sharing expense which resulted from the Guardian joint marketing arrangement in Connecticut which began in the second quarter of 1995.

  Indemnity costs reflect the medical costs associated with the indemnity revenue assumed in connection with the Guardian reinsurance arrangement in New York which was effective July 1, 1995.

  Selling, general and administrative expenses increased by 35.4% or $4.8 million in the first quarter of 1996 from the first quarter of 1995. The increase is due primarily to continuing resource commitments needed to support the geographic expansion and the enrollment growth and diversity. The selling, general and administrative expenses as a percentage of revenue improved to 16.4% for the first quarter of 1996 as compared to 17.0% for the comparable 1995 period.

  The Company's effective tax rate for the first quarter of 1996 declined to 29.0% from 41.9% for the quarter ending March 31, 1995. The decline in the effective tax rate is due to the shift of much of the Company's investment portfolio into tax exempt municipal bonds and due to pretax income being generated by investment income at the lower tax rate.


  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

  Cash and cash equivalents decreased $3.8 million at March 31, 1996 from December 31, 1995. For the quarter ended March 31, 1996, $21.9 million was used by operating activities, primarily to fund the payment of risk retention to IPAs, physicians and other providers and to fund the payment of accrued liabilities. Additionally, trade and other receivables increased in the first quarter of 1996, due in part to the arrangements with Guardian whereby the cash balances relating to the arrangements are held and invested by Guardian. During the first quarter of 1996, approximately $17.7 million of net cash was provided by investing activities, primarily from the sales and maturities of investments which was used to fund the risk retention payments.

  Stockholder's equity increased to $109.8 million during the first three months of 1996 from $108.9 million at December 31, 1995 due to net income for the period augmented by approximately $400 thousand from the exercise of stock options. These amounts were partially offset by approximately $300 thousand decline in the unrealized appreciation in the investment portfolio.

  The Company expects to spend additional capital, principally in computer and technology system enhancements over the next several years. Additionally, in February of 1996, the Company committed to purchase an additional building to meet the expanding space requirements necessitated by its growth. The purchase price of the building is $18,500,000 and closing is expected to take place by June 1996. The Company believes that in addition to its current capital resources and internally generated funds, it will be able to obtain financing, if necessary, sufficient for its continued operations, the funding of geographical and product expansions, system enhancements and its additional space requirements.

                                    PART II.  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------


     (a)  No new exhibits.

     (b)  Reports on Form 8-K


     A current report on Form 8-K was filed on May 2, 1996 reporting in Item 5:
  Other   Events, the signing of a Marketing and Services Agreement with The
  Guardian Life Insurance Company of America, extending the joint marketing arrangement to New Jersey. No financial statements were filed.

                                   SIGNATURES
                                   ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHYSICIANS HEALTH SERVICES, INC.
                                    --------------------------------
                                              (Registrant)



  Date:         May 15, 1996             /s/  James L. Elrod, Jr.
          ---------------------         ------------------------------
                                              James L. Elrod, Jr.
                                              Chief Financial Officer

  Date         May 15, 1996              /s/ Michael E. Herbert
         ----------------------          ------------------------------
                                             Michael E. Herbert
                                             President