Form 10-K405/A
PHYSICIANS HEALTH SERVICES INC
filed 1996-05-20
CIK 867098

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A-3

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from ______ to ______

                        COMMISSION FILE NUMBER  0-21098
                                               ---------

                        PHYSICIANS HEALTH SERVICES, INC.
                (Exact name of Company as specified in charter)

         Delaware                              06-1116976
(State or other jurisdiction of               (IRS employer
incorporation or organization)            identification number)

       120 Hawley Lane                            06611
     Trumbull, Connecticut                      (ZIP Code)
(Address of principal executive offices)

        Company's telephone number, including area code (203) 381-6400

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Class A Common Stock, par value $.01 per share
                                                         (Title of Class)

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X           No
                                        ----            ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

Aggregate market value of the voting stock held by non-affiliates at March 22, 1996 amounted to $181,003,834.50 (assuming for purposes of this calculation only, that all directors and officers are affiliates).
(Class B Common Stock is assumed to have a market value of $32.25 per share)

Indicate the number of shares of each of the Company's classes of Common Stock, as of the latest practicable date.

           Shares of Common Stock outstanding as of March 22, 1996:
                        5,428,503 shares of Class A Common Stock
                        3,868,558 shares of Class B Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                 Proxy Statement

This Amendment No. 3 to Physicians Health Services, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1995, amends Item 14 to include as an Exhibit, the Rights Agreement, dated as of February 21, 1995 (the "Rights Agreement"), between the Company and American Stock Transfer & Trust Company, as Rights Agent, previously filed as an Exhibit to the Company's Current Report on Form 8-K, dated February 21, 1995.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


  3. (a)  Exhibits required by Item 601 of Regulation S-K


     The following additional Exhibit is added:


Exhibit No.    Description of Document
-----------    -----------------------

 4.3 Rights Agreement, dated as of February 21, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 in the Company's Current Report on Form 8-K, dated February 21, 1995)

 (b)           Report on Form 8-K

               A Current Report on form 8-K, Item 5 - Other, was filed by the Company on February 21, 1995 and a Current Report on Form 8-K,
               Item 5- Other, was filed by the Company on November 28, 1995.

                                 EXHIBIT INDEX


                                                                     SEQUENTIAL
 EXHIBIT NO.               DESCRIPTION OF DOCUMENT                  PAGE NUMBER


   4.3 Rights Agreement, dated as of February 21, 1995, between the Company and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 in the Company's Current Report on Form 8-K, dated
               February 21, 1995)

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Trumbull and State of Connecticut on the 17th day of May, 1996.


                                    PHYSICIANS HEALTH SERVICES, INC.



                                    By:/s/ Regina M. Campbell
                                       -----------------------
                                    Senior Vice President and
                                    Chief  Administrative Officer