Form 10-Q
period 1996-06-30
PHYSICIANS HEALTH SERVICES INC
filed 1996-08-14
CIK 867098

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---   SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1996.

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-21098.

                        Physicians Health Services, Inc.
               (Exact name of registrant as specified in charter)

    Delaware                                                    06-1116976
 (State or other                                              (IRS employer
 jurisdiction of                                          identification number)
incorporation or
  organization)

   120 Hawley Lane                                                06611
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

                                          Yes  X    No   ____

There were 5,483,716 shares of Class A Common Stock ($0.01 par value) and 3,823,480 shares of

Class B Common Stock ($0.01 par value) outstanding as of August 7, 1996.

================================================================================

            PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

                            TABLE OF CONTENTS


                                                                      PAGE NO.
PART I.    Financial Information

Item 1.    Financial Statements

          Condensed Consolidated Balance Sheets at
           June 30, 1996 and December 31, 1995                             3

          Condensed Consolidated Statements of  Operations for the
           Three and Six Months Ended June 30, 1996 and 1995               4

          Condensed Consolidated Statements of Stockholders' Equity
           for the Six Months Ended June 30, 1996 and 1995                 5

          Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1996 and 1995                         6

          Notes to Condensed Consolidated Financial Statements             7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9



PART II.   Other Information


Item 4.  Submission of Matter to a Vote of Security Holders              12

Item 6.  Exhibits and Reports on Form 8-K                                13

Signatures                                                               14

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                              June 30,   December 31,
                                                                                1996        1995
                                                                             ---------    ---------
                                                                            (Unaudited)

Assets:
Current Assets
    Cash and Cash Equivalents                                                $   7,969    $   7,536
    Investments, Available for Sale at fair value:
      Fixed Securities - (amortized cost--1996--$82,224 and 1995--$101,181)     82,260      102,130
      Equity Securities - (amortized cost--1996--$1,417 and 1995--$1,417)        1,339        1,355
    Accounts Receivable Less Allowances (1996--$1,525 and 1995--$1,050)         37,773       31,548
    Other Receivables                                                           14,157       14,815
    Advances to Participating Hospitals                                          1,921        5,903
    Prepaid Expenses and Other                                                     706          204
                                                                             ---------    ---------
      Total Current Assets                                                     146,125      163,491
Property, Plant, and Equipment
    Land                                                                         6,530        3,322
    Building and Improvements                                                   29,493       14,645
    Furniture and Equipment                                                     38,861       29,817
                                                                             ---------    ---------
                                                                                74,884       47,784
    Less Accumulated Depreciation and Amortization                              12,875       11,028
                                                                             ---------    ---------
      Total Property, Plant, and Equipment                                      62,009       36,756
                                                                             ---------    ---------
Other Assets                                                                    11,792       10,821
                                                                             ---------    ---------

Total Assets                                                                 $ 219,926    $ 211,068
                                                                             =========    =========

Liabilities and Stockholders' Equity:

Current Liabilities
    Accrued Health Care Expenses                                             $  31,801    $  23,878
    Unearned Premiums                                                           26,646       25,022
    Amounts Due to IPA's, Physicians and other Providers                        30,969       37,806
    Accounts Payable and Accrued Expenses                                        6,484       14,199
                                                                             ---------    ---------
      Total Current Liabilities                                                 95,900      100,905

Non Current Liabilities
    Long Term Debt                                                              18,101         --

Excess of Net Assets Over Cost of Company Acquired                               1,222        1,282

Stockholders' Equity
    Class A Common Stock, Par Value $0.01 per Share--Authorized                     55           53
      13,000,000 Shares, Issued and Outstanding; 1996--5,465,278
      shares; 1995--5,310,347 shares
    Class B Common Stock, Par Value $0.01 per Share;                                39           41
      non-transferable--authorized and issued 1996--3,924,598 shares;
      1995--4,052,974 shares; voting rights - 10 per share
    Additional Paid-In Capital                                                  41,256       40,760
    Unrealized Appreciation (Depreciation) of Marketable Securities,
      Net of Tax                                                                   (25)         510
    Retained Earnings                                                           63,379       67,518
                                                                             ---------    ---------
                                                                               104,704      108,882
    Less Cost of Class B Common Stock (86,400) Shares in Treasury                    1            1
                                                                             ---------    ---------
Total Stockholders' Equity                                                     104,703      108,881
                                                                             ---------    ---------
Total Liabilities and Stockholders' Equity                                   $ 219,926    $ 211,068
                                                                             =========    =========

See Notes to Condensed Consolidated Financial Statements



               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                          ------------------------    -------------------------
                                                             1996           1995          1996           1995
                                                          ------------------------    -------------------------
  REVENUES:

    Premiums                                              $  118,432    $   78,692    $    230,252   $  158,258
    Investment and Other Income                                1,595         1,462           3,261        3,309
                                                          ----------    ----------    ------------   ----------
                                                             120,027        80,154         233,513      161,567

COSTS AND EXPENSES:
    Hospital Services                                         44,131        27,543          83,786       53,525
    Physicians and Related Health Care Services               49,620        30,260          90,558       62,015
    Other Health Care Services                                10,817         2,979          20,496        7,719
    Indemnity Costs                                            4,375          --             7,008          --
    Selling, General and Administrative Expenses              19,670        13,026          38,376       26,105
    Guardian Joint Marketing Expense, Net                        361           513           1,016          513
    Proxy Defense Costs                                         --             450            --            900
                                                          ----------    ----------    ------------   ----------
                                                             128,974        74,771         241,240      150,777
                                                          ----------    ----------    ------------   ----------



Income (Loss) before Income Taxes                             (8,947)        5,383          (7,727)      10,790
Income Tax Expense (Benefit)                                  (3,942)        1,723          (3,588)       3,986
                                                          ----------    ----------    ------------   ----------

 NET INCOME (LOSS)                                        $   (5,005)   $    3,660    $     (4,139)  $    6,804
                                                          ==========    ==========    =============  ==========


Net Income (Loss) Per Common Share                        $    (0.54)   $     0.39    $      (0.45)  $     0.72
                                                          ==========    ==========    =============  ==========


 Weighted Average Number of Common
  Shares Outstanding                                           9,303         9,403           9,293        9,399
                                                          ==========    ==========    =============  ==========

See Notes to Condensed Consolidated Financial Statements

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                           Six Months Ended
                                                        June 30,      June 30,
                                                          1996         1995
                                                       ---------    ---------
Class A Common Stock
     Balance at Beginning of Period                    $      53    $      49
     Conversion of Class B Common Stock
       into Class A Common Stock                               2            2
                                                       =========    =========
     Balance at End of Period                          $      55    $      51
                                                       =========    =========

Class B Common Stock
     Balance at Beginning of Period                    $      41    $      45
     Conversion of Class B Common Stock
       into Class A Common Stock                              (2)          (2)
                                                       =========    =========
     Balance at End of Period                          $      39    $      43
                                                       =========    =========

Additional Paid in Capital
     Balance at Beginning of Period                    $  40,760    $  40,514
     Exercise of Stock Options                               496           28
                                                       =========    =========
     Balance at End of Period                          $  41,256    $  40,542
                                                       =========    =========

Unrealized Appreciation (Depreciation) of Marketable
     Securities, Net of Tax
     Balance at Beginning of Period                    $     510    $    (949)
     Unrealized Appreciation (Depreciation)                 (535)       1,430
                                                       =========    =========
     Balance at End of Period                          $     (25)   $     481
                                                       =========    =========

Retained Earnings
     Balance at Beginning of Period                    $  67,518    $  51,548
     Net Income (Loss)                                    (4,139)       6,804
                                                       =========    =========
     Balance at End of Period                          $  63,379    $  58,352
                                                       =========    =========

Treasury Stock
                                                       =========    =========
     Balance at Beginning and End of Period            $      (1)   $      (1)
                                                       =========    =========

Total Stockholders' Equity
     Balance at Beginning of Period                    $ 108,881    $  91,206
     Exercise of Stock Options                               496           28
     Net Income (Loss)                                    (4,139)       6,804
     Unrealized Appreciation (Depreciation) of
       Marketable Securities                                (535)       1,430
                                                       =========    =========
     Balance at End of Period                          $ 104,703    $  99,468
                                                       =========    =========


See Notes to Condensed Consoldiated Financial Statements

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                    Six Months Ended
                                                                  June 30,     June 30,
                                                                   1996         1995
                                                                 ---------    ---------

Operating Activities
Net Income (Loss)                                                $  (4,139)   $   6,804
Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by (Used by) Operating Activities:
   Depreciation and Amortization                                     1,847        1,997
   Provision for Doubtful Accounts                                     630           90
   Amortization of Excess of Net Assets over Cost
     of Company Acquired                                               (60)         (60)
   Deferred income tax expense                                        (161)        (361)
   Changes in Assets and Liabilities:
          Accounts Receivable - Trade                               (6,855)      (4,218)
          Other Receivables                                            658        1,383
          Advances to Participating Hospitals                        3,982         (224)
          Prepaid Expenses and Other                                  (502)       2,017
          Accrued Health Care Expenses                               7,923        2,414
          Unearned Premiums                                          1,624          (46)
          Due to IPA's, Physicians and Other Providers              (6,837)     (21,242)
          Accounts Payable and Accrued Expenses                     (7,949)      (5,562)
                                                                 ---------    ---------
Net Cash Used by Operating Activities                               (9,839)     (17,008)

Investing Activities
   Purchases of Property, Plant, and Equipment                     (27,106)      (4,263)
   Proceeds from Disposal of Equipment                                   6           44
   Increase in Other Assets                                           (971)        (437)
   Purchases of Marketable Securities                             (169,290)    (163,343)
   Proceeds from Sales and Maturities of Marketable Securities     189,036      159,274
                                                                 ---------    ---------
Net Cash Used by Investing Activities                               (8,325)      (8,725)

Financing Activities
   Proceeds from Revolving Credit Line                              18,101         --
   Exercise of Stock Options                                           496           28
                                                                 ---------    ---------
Net Cash Provided by Financing Activities                           18,597           28
                                                                 ---------    ---------

Increase (Decrease) in cash and cash equivalents                       433      (25,705)
Cash and cash equivalents at beginning of period                     7,536       28,467
                                                                 =========    =========
Cash and cash equivalents at end of period                       $   7,969    $   2,762
                                                                 =========    =========


See Notes to Condensed Consolidated Financial Statements

                PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Physicians Health Services, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

     Certain reclassifications were made to conform prior year amounts to current year presentation.


2.   Stockholders' Equity and Per Share Data

     Pursuant to the Company's Certificate of Incorporation, upon conversion of Class B shares to Class A shares, such Class B shares are canceled and cannot be reissued. Per share data are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalent shares are excluded to the extent they have an antidilutive effect on per share data.


3.   Long Term Debt

     In June 1996, the Company entered into a $30 million revolving credit agreement which expires on June 27, 2001. This agreement provides for cash borrowings under a line of credit at a variable spread over the London Interbank Offered Rate. The applicable rate at June 30, 1996 was 6.0%. At June 30, 1996 there was $18.0 million outstanding under this line which represented funds borrowed to purchase the Company's new corporate headquarters building. Interest payments on this debt are required to be paid monthly. The Company pays a commitment fee based on the unused portion of the line of credit. Under the terms of the agreement, the Company is subject to certain financial covenants, including covenants related to minimum net worth and operating earnings and a material adverse change condition. At June 30, the Company is in compliance with all convenants.

4.   Tax Provision

     The effective tax rate for the quarter ended June 30, 1996 is a benefit of 44.1% compared to a tax provision of 32.0% for the second quarter of 1995. For the six months ended June 30, 1996, the effective tax rate is a benefit of 46.4% as compared to a tax provision of 36.9% for 1995. The effective tax rate benefited from the favorable effect of income from tax exempt securities which increased the tax benefit available in 1996 and reduced the tax provisions in 1995.

                PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (unaudited)




4.   Tax Provision (cont.)

     The Company is currently under examination by the Internal Revenue Service
     (IRS) for certain prior tax years. Management does not expect any proposed adjustments which may result from the IRS' audit to have a material adverse impact on the Company's financial position or results of operations.


5.   Agreements  with  The  Guardian  Life  Insurance  Company of America

     The Company and The Guardian Life Insurance Company of America (the "Guardian") amended the New York reinsurance agreement to reduce the Company's share of the indemnity business being assumed from 50% to 10%, retroactive to January 1, 1996. The amendment also provides that the Company will assume no further indemnity business after July 1, 1996. The impact of this amendment reduced the Company's indemnity loss by $936 thousand, after taxes.

     Additionally, the Company and Guardian have agreed in principle to replace, effective July 1, 1996, the profit sharing agreement in Connecticut with a reinsurance agreement similar to the arrangements in effect in New York and New Jersey. The reinsurance agreement would only cover the managed care products and would exclude indemnity business. In anticipation of converting from a profit sharing to a reinsurance arrangement in Connecticut, the Company recognized approximately $1.1 million in after tax losses attributable to 1995 and the first half of 1996, which otherwise could have been deferred to offset future income from this arrangement. If the Company either does not finalize the reinsurance agreement with Guardian or does not receive the regulatory approval required, this $1.1 million adjustment would be reversed to income; however, it is expected that the agreement will be finalized and the required regulatory approval will be received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Quarter Ended June 30, 1996 Versus June 30, 1995
Six Months Ended June 30, 1996 Versus June 30, 1995


Premium revenue increased 50.5% to $118.4 million in the second quarter of 1996 from $78.7 million for the comparable 1995 quarter. For the six months ended June 30, 1996, premium revenue increased 45.5% to $230.3 million from $158.3 million for the comparable 1995 period. Enrollment at June 30, 1996 was 346,868, an increase of 70.8% from enrollment of 203,045 at June 30, 1995. Overall premium revenues increased at a lower rate than the growth in enrollment due to competitive conditions which depressed pricing flexibility and a shift in product mix to lower revenue yielding and lower margin products such as the gatekeeper products, Healthcare Solutions products and Medicaid. Also, enrollee statistics include 100% of the enrollees in the New York Healthcare Solutions products (which accounted for 29% of the enrollment growth from 1995) while premium revenue includes only the Company's 50% share of revenues derived from the NY Healthcare Solutions products. This arrangement became effective July 1, 1995. The Company expects that the growth in premium revenue may continue to lag the growth in enrollment to the extent that the current competitive conditions and demand for lower margin products continue.

On a year to date basis, investment income declined 1.4% from 1995 to 1996 due to a decline in invested assets and lower investment yields due to lower interest rates, offset in part by the interest income earned on a receivable from Guardian.

Health care expenses as a percentage of premium revenues (medical loss ratio) increased to 93.4% for the second quarter of 1996 as compared to 78.7% for the comparable 1995 quarter. For the six months ended June 30, 1996, the medical loss ratio was 89.1% compared to 79.2% for the first six months of 1995. Total health care expenses increased $48.2 million to $108.9 million in the second quarter of 1996 from $60.8 million for the comparable 1995 quarter. On a year to date basis, total health care expenses increased $78.6 million to $201.8 million for the first six months of 1996 from $123.3 million for the same 1995 period. As a result of the competitive market conditions and demand for the Company's lower margin products referred to above, and since a substantial portion of the Company's premium revenue is on a calendar year renewal cycle, the Company expects that the medical loss ratios in 1996 will continue to be higher than those reported for the respective year earlier periods.

Hospital services expense increased 60.2% to $44.1 million for the second quarter of 1996 from $27.5 million for the second quarter of 1995. Hospital services expense for the first six months of 1996 totaled $83.8 million, up 56.5% from $53.5 million in the first six months of 1995. The increase in hospital services expense is due primarily to the increase in fully-insured membership. Inpatient hospital utilization for fully insured enrollees, excluding Medicare cost contract enrollees, declined 16.7% to 269 days per thousand members for the quarter ended June 30, 1996 from 323 days per thousand members for the comparable 1995 period. For the six months ended June 30, 1996, bed days per thousand members declined 12.9% to 275 days in 1996 from 316 days in 1995. The decrease in inpatient hospital costs, as a result of this lower utilization, was offset by a corresponding increase in outpatient hospital costs. The rise in outpatient hospital costs is attributable to an increase in the cost and complexity of outpatient procedures as more procedures are shifted from inpatient to outpatient settings, where costs are less fixed, and due to increased frequency and cost of emergency room visits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (cont.)


Physician and related health care expenses increased by 64.0% from $30.3 million for the second quarter of 1995 to $49.6 million for the second quarter of 1996. For the six months ended June 30, 1996, physician and related health care expenses increased 46.0% to $90.6 million from $62.0 million for the same 1995 period. The increase is reflective of the increase in membership offset in part by more favorable utilization and improved fee arrangements.

Other health care expenses increased by $7.8 million in the second quarter of 1996 and by $12.8 million on a year to date basis. The increase is almost entirely due to higher prescription drug costs resulting from a shift in membership to drug riders that offer greater benefits, lower generic drug utilization and unfavorable mix of medications being prescribed.

Indemnity costs reflect the medical costs associated with the indemnity business assumed under the New York reinsurance agreement with Guardian. As a result of continuing adverse experience related to in this business, the Company began negotiations with Guardian to reduce the Company' participation in the assumption of the indemnity business. As a result of the negotiations, the Company and Guardian amended the New York reinsurance agreement to reduce the Company's share of the indemnity business being assumed from 50% to 10%, retroactive to January 1, 1996. The amendment also provides that the Company will assume no further indemnity business after July 1, 1996. As a result of the amendment, the Company will not participate in the experience of the indemnity business written after June 30, 1996 under the Joint Marketing Arrangement with Guardian.

The second quarter results of operations included certain items that arose out of the Company's arrangements with Guardian. First, the impact of the amendment to the New York reinsurance agreement referred to in the prior paragraph reduced the Company's losses associated with the indemnity portion of this arrangement by $1.7 million. Second, the Company recognized additional indemnity costs of $983 thousand which related to claims in excess of the level that had previously been estimated for 1995 and the first half of 1996. Third, the Company recognized approximately $1.4 million of additional physician claims related to the managed care business in Connecticut and New York above the level that had been previously estimated for services rendered in 1995 and the first half of 1996. Fourth, there was an overaccrual of estimated premiums recorded in Connecticut in the first quarter of 1996 which totalled $463 thousand that were reversed during the second quarter. Fifth, in anticipation of converting from a profit sharing to a reinsurance arrangement in Connecticut, the Company recognized $1.9 million in losses, attributible to 1995 and the first half of 1996 as more fully described in Note 5 to the Condensed Consolidated Financial Statements. The after tax effect of these five items in the second quarter was a reduction in net income of approximately $1.8 million.

Selling, general and administrative expenses increased by 51.0% or $6.6 million in the second quarter of 1996 from the comparable 1995 period. For the six months ended June 30, 1996, selling, general and administrative expenses are up 47.0% or $12.3 million over the prior year. The increase is due primarily to the continuing resource commitments needed to support the geographic expansion and the enrollment growth and diversity. Selling, general and administrative expenses as a percentage of revenue improved to 16.6% for the second quarter of 1996 as compared to 17.1% for the second quarter of 1995. On a year to date basis, selling, general and administrative expenses as a percentage of revenue totaled 16.7% and 16.5% for the six months ended June 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Results of Operations (cont.)

The Company's effective tax rate for the second quarter of 1996 is a benefit of 44.1% as compared to a tax provision of 32.0% for the second quarter of 1995. For the six months ended June 30, 1996, the effective tax benefit rate is 46.4% as compared to a tax provision of 36.9% for 1995. The effective tax rate benefited from the favorable effect of income from tax exempt securities which increased the tax benefit available in 1996 and reduced the tax provisions in 1995.


Liquidity and Capital Resources

Cash and cash equivalents increased $433 thousand at June 30, 1996 from December 31, 1995. For the six months ended June 30, 1996, $9.8 million was used by operating activities, primarily to fund the loss for the period as well as to fund the payment of risk retention to IPAs, physicians and other providers and to fund the payment of accrued liabilities. During the first six months, $18.1 million was provided from a revolving credit line which was used to fund the purchase of the Company's new corporate headquarters building in the second quarter. Approximately $19.7 million of net cash was provided from the sales and maturities of investments which was used to fund the enhancement of the Company's computer systems and also to fund the risk retention payments made in March, 1996.

Stockholders' equity declined to $104.7 million during the first six months of 1996 from $108.9 million at December 31, 1995 due primarily to the net losses.

The Company expects to spend additional capital, principally in computer and technology system and building enhancements over the next several years. The Company believes that in addition to its current capital resources and internally generated funds, it will be able to draw down on the revolving credit line or obtain financing, if necessary, sufficient for its continued operations, the funding of geographical and product expansions, system enhancements and its additional space requirements.

Item 4.  Submission of Matters to a Vote of Security Holders


     The Company held its 1996 Annual Meeting on June 11, 1996 at which meeting it elected six Directors for terms to expire at the 1999 Stockholders' meeting. The Directors who were elected at such meeting and the votes cast in connection with such election are as follows:

                        CLASS A DIRECTORS(1)

      Term to Expire in 1999            Votes Cast in Favor             Withheld


      Michael E. Herbert                  4,056,617                       41,882
      Larry Coletti, M.D.                 4,056,617                       41,882

                         CLASS B DIRECTORS

      Term to Expire in 1999            Votes Cast in Favor            Withheld

      Arnold DoRosario, M.D.              38,119,177                   2,118,882
      Andrew Lozyniak                     38,088,127                   2,149,932
      John C. Washburn                    38,089,127                   2,148,932
      Arthur H. Sheer                     38,089,127                   2,148,932


     At the Annual Meeting, the Stockholders also were asked to ratify the appointment of Ernst & Young, LLP as independent auditors for the Company for the fiscal year ending December 31, 1996. The total votes for, against and withheld are as follows:

For:  14,898,413    Against:  48,081          Abstain:  25,300,565


          Due to the large number of abstentions, the motion to ratify did not carry. In the proxy statement for the Annual Meeting, the Board said it would reconsider the appointment under these circumstances. The Audit Committee met on July 25, 1996 and recommended that Ernst & Young continue to be retained. The Board approved this recommendation on July 30, 1996.








________________________________________
1 Only Class A Stockholders may vote for Class A Directors

Item 6.    Exhibits and Reports on Form 8-K


      (a)       Exhibits required by Item 601 of Regulation S-K

Exhibit No.    Description of Document
- -----------    -----------------------
10(a)          Credit Agreement dated as of June 27, 1996 between
               Physicians Health Services, Inc. and The Chase Manhattan
               Bank, N.A.

10(b)          Reinsurance  Agreement  between  Physicians  Health
               Services (Bermuda) Ltd.
               Hamilton, Bermuda and The Guardian Life Insurance Company of America,
               New York, New York (relating to Healthcare Solutions business of Physicians
               Health Services of New Jersey, Inc.)

10(c)          Reinsurance Agreement among Physicians Health
               Services of New Jersey, Inc.,
               Paramus, New Jersey, Physicians Health Services (Bermuda) Ltd., Hamilton,
               Bermuda and The Guardian Life Insurance Company of America, New York,
               New York (relating to Healthcare Solutions business of Physicians Health Services of New Jersey, Inc.)

10(d)          Amendment to Reinsurance Agreement between The
               Guardian Life Insurance Company of America and
               Physicians Health Services (Bermuda) Ltd. (relating to Healthcare Solutions business of Physicians Health Services of New York, Inc.)

      (b)       Reports on Form 8-K

               There were no reports filed on Form 8-K for the three months ended June 30, 1996.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    Physicians Health Services, Inc.
                              (Registrant)




Date:         August 14, 1996           /s/  James L. Elrod, Jr.
                                        --------------------------
                                        James L. Elrod, Jr.
                                        Chief Financial Officer




Date         August 14, 1996            /s/ Michael E. Herbert
                                        --------------------------
                                        Michael E. Herbert
                                        President