Form 10-Q
period 1996-09-30
PHYSICIANS HEALTH SERVICES INC
filed 1996-11-14
CIK 867098

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934
     For the quarterly period ended September 30, 1996.

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


There were 5,527,823 shares of Class A Common Stock ($0.01 par value) and 3,781,680 shares of Class B Common Stock ($0.01 par value) outstanding as of November 5, 1996.

================================================================================

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                         PAGE NO.
          ----------------------                                        --------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at
              September 30, 1996 and December 31, 1995                      3

          Condensed Consolidated Statements of  Operations for the Three
              and Nine Months Ended September 30, 1996 and 1995             4

          Condensed Consolidated Statements of Stockholders' Equity
              for the Nine Months Ended September 30, 1996 and 1995         5

          Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1996 and 1995                 6

          Notes to Condensed Consolidated Financial Statements              7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9


PART II.  OTHER INFORMATION
          -----------------


Item 6.  Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 13

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   SEPTEMBER 30,   DECEMBER 30,
                                                       1996           1995
                                                   -------------   -------------
                                                    (Unaudited)
ASSETS:

Current Assets
    Cash and Cash Equivalents                      $      7,065    $      7,536
    Investments, Available for Sale at fair
     value:
        Fixed Securities - (amoritized cost -            83,035         102,130
         1996 - $82,891 and 1995 - $101,181)
        Equity Securities - (amoritized cost -            1,335           1,355
         1996 - $1,417 and 1995 - $1,417)
    Accounts Receivable Less Allowances (1996 -
     $1,172 and 1995 - $1,050)                           38,443          31,548
    Other Receivables                                    28,115          14,815
    Advances to Participating Hospitals                   1,254           5,903
    Prepaid Expenses and Other                            1,205             204
                                                   -------------   -------------
        Total Current Assets                            160,452         163,491
Property, Plant, and Equipment
    Land                                                  8,822           3,322
    Building and Improvements                            27,204          14,645
    Furniture and Equipment                              41,351          29,817
                                                   -------------   -------------
                                                         77,377          47,784
    Less Accumulated Depreciation and
     Amoritization                                       14,006          11,028
                                                   -------------   -------------
        Total Property, Plant, and Equipment             63,371          36,756
                                                   -------------   -------------
Other Assets                                             11,774          10,821
                                                   -------------   -------------

TOTAL ASSETS                                       $    235,597    $    211,068
                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
    Accrued Health Care Expenses                   $     39,182    $     23,878
    Unearned Premiums                                    26,765          25,022
    Amounts Due to IPA's, Physicians and
     other Providers                                     43,391          37,806
    Accounts Payable and Accrued Expenses                 6,665          14,199
    Short Term Debt                                      18,000             -
                                                   -------------   -------------
        Total Current Liabilities                       134,003         100,905


Non Current Liabilities
    Capitalized Leases                                       88             -

Excess of Net Assets Over Cost of Company Acquired        1,192           1,282

Stockholders' Equity
    Class A Common Stock, Par Value $0.01
     per Share - Authorized 13,000,000 Shares,
     Issued and Outstanding; 1996 - 5,521,823
     shares; 1995 - 5,310,347 shares                         55              53
    Class B Common Stock, Par Value $0.01 per
     Share; non-transferable - authorized and
     issued 1996 - 3,874,080 shares; 1995 -
     4,052,974 shares; voting rights -
     10 per share                                            39              41
    Additional Paid-In Capital                           41,360          40,760
    Unrealized Appreciation of Marketable
     Securities, Net of Tax                                  18             510
    Retained Earnings                                    58,843          67,518
                                                   -------------   -------------
                                                        100,315         108,882
    Less cost of Class B Common Stock (86,400)
     Shares in Treasury                                       1               1
                                                   -------------   -------------
Total Stockholders' Equity                              100,314         108,881
                                                   -------------   -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    235,597    $    211,068
                                                   =============   =============

See Notes to Condensed Consolidated Financial Statements.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                   ----------------------  ---------------------
                                      1996         1995       1996        1995
                                   ----------------------  ---------------------
REVENUES:
    Premiums                       $ 123,190   $  85,703   $ 353,442   $ 243,961
    Investment and Other Income        1,545       1,618       4,806       4,927
                                   ----------  ----------  ----------  ---------
                                     124,735      87,321     358,248     248,888

COSTS AND EXPENSES:
    Hospital Services                 46,649      24,780     130,435      78,305
    Physicians and Related
     Health Care Services             52,726      34,242     143,284      96,257
    Other Health Care Services        10,167       4,712      30,663      12,431
    Indemnity Costs                        -         -         7,008         -
    Selling, General and
     Administrative Expenses          23,126      14,744      61,502      40,849
    Guardian Joint Marketing
     Expense, Net                        239         653       1,255       1,166
    Proxy Defense Costs                  -           (57)        -           843
                                   ----------  ----------  ----------  ---------
                                     132,907      79,074     374,147     229,851
                                   ----------  ----------  ----------  ---------

Interest Expense                         295        -            295         -

Income (Loss) before Income Taxes     (8,467)      8,247     (16,194)     19,037
Income Tax Expense (Benefit)          (3,931)      3,061      (7,519)      7,047
                                   ----------  ----------  ----------  ---------

NET INCOME (LOSS)                  $  (4,536)  $   5,186   $  (8,675)  $  11,990
                                   ==========  ==========  ==========  =========

Net Income (Loss) Per
 Common Share                      $   (0.49)  $    0.55   $   (0.93)  $    1.28
                                   ==========  ==========  ==========  =========

Weighted Average Number of Common
 Shares Outstanding                    9,306       9,288       9,298       9,381
                                   ==========  ==========  ==========  =========


See Notes to Condensed Consolidated Financial Statements.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                NINE MONTHS ENDED
                                             SEPT. 30,     SEPT. 30,
                                               1996           1995
                                            -----------   -----------
CLASS A COMMON STOCK
    Balance at Beginning of Period           $     53      $     49
    Conversion of Class B Common Stock
     into Class A Common Stock                      2             3
                                            -----------   -----------
    Balance at End of Period                 $     55      $     52
                                            ===========   ===========

CLASS B COMMON STOCK
    Balance at Beginning of Period           $     41      $     45
    Conversion of Class B Common Stock
     into Class A Common Stock                     (2)           (3)
                                            -----------   -----------
    Balance at End of Period                 $     39      $     42
                                            ===========   ===========

ADDITIONAL PAID IN CAPITAL
    Balance at Beginning of Period           $ 40,760     $  40,514
    Exercise of Stock Options                     600            23
                                            -----------   -----------
    Balance at End of Period                 $ 41,360      $ 40,537
                                            ===========   ===========

UNREALIZED APPRECIATION (DEPRECIATION)
 OF MARKETABLE SECURITIES, NET OF TAX
    Balance at Beginning of Period           $    510      $   (949)
    Unrealized Appreciation (Depreciation)       (492)        1,406
                                            -----------   -----------
    Balance at End of Period                 $     18      $    457
                                            ===========   ===========

RETAINED EARNINGS
    Balance at Beginning of Period           $ 67,518      $ 51,548
    Net Income (Loss)                          (8,675)       11,990
                                            -----------   -----------
    Balance at End of Period                 $ 58,843      $ 63,538
                                            ===========   ===========

TREASURY STOCK
                                            -----------   -----------
    Balance at Beginning and End of Period   $     (1)     $     (1)
                                            ===========   ===========

TOTAL STOCKHOLDERS' EQUITY
    Balance at Beginning of Period           $108,881      $ 91,206
    Exercise of Stock Options                     600            23
    Net Income (Loss)                          (8,675)       11,990
    Unrealized Appreciation (Depreciation)
     of Marketable Securities                    (492)        1,406
                                            -----------   -----------
    Balance at End of Period                 $100,314      $104,625
                                            ===========   ===========


See Notes to Condensed Consolidated Financial Statements.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (IN THOUSANDS)
                                  (Unaudited)

                                                          NINE MONTHS ENDED
                                                        SEPT. 30,    SEPT. 30,
                                                          1996         1995
                                                       ---------    ---------
OPERATING ACTIVITIES
Net Income (Loss)                                      $ (8,675)    $ 11,990
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Used by Operating Activities:
  Depreciation and Amortization                           3,011        3,305
  Provision for Doubtful Accounts                         1,035          381
  Amortization of Excess of Net Assets over Cost
   of Company Acquired                                      (90)         (90)
  Changes in Assets and Liabilities:
        Accounts Receivable - Trade                      (7,930)      (3,072)
        Other Receivables                               (13,300)      (3,834)
        Advances to Participating Hospitals               4,649          303
        Prepaid Expenses and Other                         (979)       1,480
        Accrued Health Care Expenses                     15,304       (2,820)
        Unearned Premiums                                 1,743        1,041
        Due to IPA's, Physicians and Other Providers      5,585       (8,740)
        Accounts Payable and Accrued Expenses            (7,890)      (9,945)
                                                       ---------    ---------
Net Cash Used by Operating Activities                    (7,537)     (10,001)

INVESTING ACTIVITIES
  Purchases of Property, Plant, and Equipment           (29,642)      (7,930)
  Proceeds from Disposal of Equipment                        16           65
  Increase in Other Assets                                 (953)      (2,602)
  Purchases of Marketable Securities                   (186,802)    (228,744)
  Proceeds from Sales and Maturities
   of Marketable Securities                             205,759      228,216
                                                       ---------    ---------
Net Cash Used by Investing Activities                   (11,622)     (10,995)

FINANCING ACTIVITIES
  Proceeds from Revolving Credit Line                    18,000            -
  Capital Lease                                              88            -
  Exercise of Stock Options                                 600           23
                                                       ---------    ---------
Net Cash Provided by Financing Activities                18,688           23
                                                       ---------    ---------
Decrease in cash and cash equivalents                      (471)     (20,973)
Cash and cash equivalents at beginning of period          7,536       28,467
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  7,065     $  7,494
                                                       =========    =========


See Notes to Condensed Consolidated Financial Statements.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Physicians Health Services, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

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


3.   Tax Provision

     The effective tax rate for the quarter and nine months ended September 30, 1996 is a benefit of 46.4% compared to a tax provision of 37.1% and 37.0% for the third quarter and nine months ended September 30, 1995, respectively. The effective tax rate benefited from the favorable effect of income from tax exempt securities which increased the tax benefit available in 1996 and reduced the tax provisions in 1995.

     The Company is currently under examination by the Internal Revenue Service
     (IRS) for certain prior tax years. Management does not expect any proposed adjustments which may result from the IRS' audit to have a material adverse impact on the Company's financial position or results of operations.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)



4. Agreements with The Guardian Life Insurance Company of America Under the Company's profit sharing arrangement with the Guardian in Connecticut, cumulative profits and losses are calculated separately for the managed care and indemnity business written. If both businesses are profitable, the profits are shared equally. If both businesses are unprofitable, each party retains its losses. If only one part of the business is profitable, the profits of the one are applied against the losses of the other. If the profits exceed the losses, the excess is shared equally. If the losses exceed the profits, the balance of the losses is retained by the business which incurred the loss. Based on current estimates for the third quarter of 1996 and the first nine months of 1996, both businesses were unprofitable. Accordingly, for the third quarter and nine months ended September 30, 1996, the Company recognized approximately $1.4 million and $3.6 million, respectively, in after-tax losses related to managed care business under the Connecticut Guardian arrangement.

     The Company and the Guardian have discussed replacing the profit sharing agreement in Connecticut with a reinsurance agreement similar to the arrangements in effect in New York and New Jersey. The reinsurance agreement would only cover the managed care products and would exclude indemnity business going forward. However, no assurance can be given that such a change in the Connecticut arrangement will be concluded or what the final terms will be.

5.   Subsequent Events

     In June 1996, the Company entered into a five-year, $30.0 million revolving credit agreement. At September 30, 1996, there was $18.0 million outstanding under this line which represented funds borrowed to purchase the Company's new headquarters building. As of September 30, 1996, the Company's liability under this agreement was classified as short term debt since the Company repaid the debt in its entirety in October 1996 and terminated the revolving credit agreement.

     In October 1996, the Guardian canceled its warrant, issued by the Company in 1995, which originally provided for the purchase of one million shares of the Company's Class A common stock, once certain operating conditions had been met. Based upon a subsequent agreement with the Guardian, the number of shares available for purchase under the warrant at the time it was canceled had been substantially reduced as a result of the Guardian's purchase of shares of the Company's Class A common stock on the open market. The Company had not recognized any expense related to the warrant as the conditions to its exercisability had not been met, nor was it deemed probable that they would be met up to the date of cancellation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 30, 1996 VERSUS SEPTEMBER 30, 1995
NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS SEPTEMBER 30, 1995

Premium revenue increased 43.7% to $123.2 million in the third quarter of 1996 from $85.7 million for the comparable 1995 quarter. For the nine months ended September 30, 1996, premium revenue increased 44.9% to $353.4 million from $244.0 million for the comparable 1995 period. Enrollment at September 30, 1996 was 355,402, an increase of 47.8% from enrollment of 240,539 at September 30, 1995. Overall premium revenues increased at a slightly lower rate than the growth in enrollment primarily due to competitive conditions which depressed pricing flexibility and a shift in product mix to lower revenue yielding and lower margin products, such as the gatekeeper products, Healthcare Solutions products and Medicaid. Also, enrollee statistics include 100% of the enrollees in the New York Healthcare Solutions products (which accounted for 35% of the enrollment growth from 1995) while premium revenue includes only the Company's 50% share of revenues derived from the NY Healthcare Solutions products. This arrangement became effective July 1, 1995. The Company expects that the growth in premium revenue may continue to lag the growth in enrollment to the extent that the current competitive conditions and demand for lower margin products continue.

Investment income declined 4.5% and 2.5% for the third quarter and nine months, respectively, from the comparable 1995 periods due to a decline in invested assets and lower investment yields due to lower interest rates on tax exempt securities.

Health care expenses as a percentage of premium revenues (medical loss ratio) increased to 90.2% for the third quarter of 1996 as compared to 75.9% for the comparable 1995 quarter. For the nine months ended September 30, 1996, the medical loss ratio was 89.4% compared to 77.5% for the first nine months of 1995. Total health care expenses increased $45.8 million to $109.5 million in the third quarter of 1996 from $63.7 million for the comparable 1995 quarter. On a year to date basis, total health care expenses increased $124.4 million to $311.4 million for the first nine months of 1996 from $187.0 million for the same 1995 period. As a result of the competitive market conditions and demand for the Company's lower margin products referred to above, and since a substantial portion of the Company's premium revenue is on a calendar year renewal cycle, the Company expects that the medical loss ratios in 1996 will continue to be higher than those reported for the respective year earlier periods.

Hospital services expense increased 88.3% to $46.6 million for the third quarter of 1996 from $24.8 million for the third quarter of 1995. Hospital services expense for the first nine months of 1996 totaled $130.4 million, up 66.6% from $78.3 million in the first nine months of 1995. The increase in hospital services expense is due primarily to the increase in fully-insured membership. Additionally, the increase in hospital expenses for the third quarter when compared to the same quarter in the prior year was exacerbated by the fact that prior year results reflect favorable reserve developments not experienced in the current year. Inpatient hospital utilization for fully-insured commercial enrollees increased slightly to 274 days per thousand members for the quarter ended September 30, 1996 from 272 days per thousand members for the comparable 1995 period. This increase is due, in part, to legislation which requires certain minimum hospital stays for maternity patients, which are greater than recent historical averages. For the nine months ended September 30, 1996, bed days per thousand members declined 8.0% to 277 days in 1996 from 301 days in 1995. Offsetting this favorable trend is an increase in outpatient costs which is attributable to an increase in the cost and complexity of outpatient procedures as more procedures are shifted from inpatient to outpatient settings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONT.)
---------------------

Physician and related health care expenses increased by 54.0% from $34.2 million for the third quarter of 1995 to $52.7 million for the third quarter of 1996. For the nine months ended September 30, 1996, physician and related health care expenses increased 48.9% to $143.2 million from $96.2 million for the same 1995 period. The increase reflects the increase in membership as well as an increase in non-capitated expenses, including costs for out-of-network physician services.

Other health care expenses increased by $5.5 million in the third quarter of 1996 and by $18.2 million on a year to date basis. The increase is almost entirely due to higher prescription drug costs resulting primarily from an increase in the number of members covered by prescription drug riders, as well as from a shift in membership to drug riders that offer greater benefits, lower generic drug utilization and unfavorable mix of medications being prescribed.

Indemnity costs reflect the medical costs associated with the indemnity business assumed under the New York reinsurance agreement with the Guardian. As a result of continuing adverse experience related to this business, the Company began negotiations in the second quarter of 1996 with the Guardian to reduce the Company's participation in the assumption of the indemnity business. As a result of the negotiations, the Company and the Guardian amended the New York reinsurance agreement to reduce the Company's share of the indemnity business being assumed from 50% to 10%, retroactive to January 1, 1996. The impact of this retroactive adjustment was to reduce the after tax loss associated with the indemnity business by approximately $900 thousand, which was recorded in the second quarter of 1996. The amendment also provides that the Company will assume no further indemnity business in New York after July 1, 1996. As a result of the amendment, the Company is not participating in the experience of the New York indemnity business after June 30, 1996 under the Joint Marketing Arrangement with the Guardian.

For the third quarter and nine months ended September 30, 1996, the Company recognized approximately $1.4 million and $3.6 million, respectively, in after-tax losses relating to the managed care business under the Guardian Connecticut arrangement. Refer to Note 4 to the Condensed Consolidated Financial Statements for further details. The Company and the Guardian have discussed replacing the profit sharing agreement in Connecticut with a reinsurance agreement similar to the arrangements in effect in New York and New Jersey. The reinsurance agreement would only cover the managed care products and would exclude indemnity business going forward. However, no assurance can be given that such a change in the Connecticut arrangement will be concluded or what the final terms will be.

Selling, general and administrative expenses increased by 56.9% or $8.4 million in the third quarter of 1996 from the comparable 1995 period. For the nine months ended September 30, 1996, selling, general and administrative expenses are up 50.6% or $20.7 million over the prior year. Selling, general and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONT.)
---------------------


administrative expenses as a percentage of premium revenue increased to 18.8% for the third quarter of 1996 as compared to 17.1% for the third quarter of 1995. On a year to date basis, selling, general and administrative expenses as a percentage of premium revenue totaled 17.4% and 17.1% for the nine months ended September 30, 1996 and 1995, respectively. The increase in both periods is due primarily to the continuing resource requirements needed to support the geographic expansion and the enrollment growth and product diversification.


The Company's effective tax rate for the third quarter and nine months ended September 30, 1996 is a benefit of 46.4% as compared to a tax provision of 37.1% for the third quarter of 1995 and 37.0% for the first nine months of 1995. The effective tax rate benefited from the favorable effect of income from tax exempt securities which increased the tax benefit available in 1996 and reduced the tax provisions in 1995.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents decreased $471 thousand at September 30, 1996 from December 31, 1995. For the nine months ended September 30, 1996, $7.5 million was used by operating activities, primarily as a result of the loss for the period. Additionally, the net cash used for the period relates primarily to the timing of claim payments and collection of amounts due from the Guardian. During the first nine months, $18.0 million was provided from a revolving credit line which was used to fund the purchase of the Company's new corporate headquarters building in the second quarter. Approximately $19.0 million of net cash was provided from the sales and maturities of investments, some of which was used to fund the enhancement of the Company's computer systems and also to fund the risk retention payments made in March, 1996 under the Company's agreements with its IPAs in respect of 1995.

In October 1996, the Company repaid the entire amount outstanding under the revolving credit line, including accrued interest. Given the Company's losses during the year and the terms of the credit facility, the Company terminated the credit line because it would not have had any near term borrowing capability under the credit line and could not justify the ongoing expenses of the facility.

Stockholders' equity declined to $100.3 million during the first nine months of 1996 from $108.9 million at December 31, 1995 due primarily to the net losses.

The Company expects to spend additional capital, principally in computer and technology systems enhancements and building improvements over the next several years. The Company is presently exploring its alternatives to replace the revolving credit agreement and, although it can provide no assurances in this regard, believes that in addition to its current capital resources and internally generated funds, it will be able to obtain financing, if necessary, sufficient for its continued operations, the funding of geographical and product expansions, system enhancements and its additional space requirements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

   (a)          Exhibits required by Item 601 of Regulation S-K


   EXHIBIT NO.                  DESCRIPTION OF DOCUMENT
   -----------                  -----------------------
      10(a) Agreement dated October 21, 1996 between The Guardian Life Insurance Company of America and Physicians Health Services, Inc. relinquishing rights to purchase common stock pursuant to warrant dated November 28, 1995.

      10(b) Employment agreement dated October 29, 1996 between Robert L. Natt and Physicians Health Services, Inc.

      10(c) Amendment dated August 28, 1996 to the Employment Agreement dated December 17, 1995 between Michael E. Herbert and Physicians Health Services, Inc.

   (b)          Reports on Form 8-K

   There was one report, pertaining to Items 5 and 7 of Form 8-K, filed on August 27, 1996 during the three months ended September 30, 1996.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHYSICIANS HEALTH SERVICES, INC.
                                    --------------------------------
                                            (Registrant)



Date:   November 14, 1996                /s/  James L. Elrod, Jr.
      ---------------------              ----------------------------------
                                              James L. Elrod, Jr.
                                              Chief Financial Officer



Date    November 14, 1996                /s/ Robert L. Natt
      ---------------------              ----------------------------------
                                             Robert L. Natt
                                             President

                                 EXHIBIT INDEX

   EXHIBIT NO.           DESCRIPTION OF EXHIBIT                 SEQUENTIAL PAGE
   -----------           ----------------------                 ---------------

   10(a)          Agreement dated October 21, 1996 between
                  The Guardian Life Insurance Company of
                  America and Physicians Health Services, Inc.
                  relinquishing rights to purchase common stock pursuant to warrant dated November 28, 1995.

   10(b)          Employment Agreement dated October 29, 1996
                                                     --
                  between Robert L. Natt and Physicians Health
                  Services, Inc.

   10(c)          Amendment dated August 28, 1996 to the
                  Employment Agreement dated December 17, 1995 between Michael E. Herbert and Physicians
                  Health Services, Inc.