Form 10-K
period 1996-12-31
PHYSICIANS HEALTH SERVICES INC
filed 1997-03-31
CIK 867098

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                     _____

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                        COMMISSION FILE NUMBER  0-21098
                                               ---------

                        PHYSICIANS HEALTH SERVICES, INC.
                (Exact name of Company as specified in charter)

             Delaware                                          06-1116976
   (State or other jurisdiction of                           (IRS employer
   incorporation or organization)                       identification number)

        One Far Mill Crossing                                      06484
         Shelton, Connecticut                                   (ZIP Code)
(Address of principal executive offices)

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

                    Yes   X                   No
                        -----                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Aggregate market value of the voting stock held by non-affiliates at March 25, 1997 amounted to $114,394,815 (assuming for purposes of this calculation only, that all directors and executive officers are affiliates).
(Class B Common Stock is assumed to have a market value of $19.875 per share)

Indicate the number of shares of each of the Company's classes of Common Stock, as of the latest practicable date.

            Shares of Common Stock outstanding as of March 25, 1997:

                      5,763,905 shares of Class A Common Stock
                      3,546,212 shares of Class B Common Stock

                     DOCUMENTS INCORPORATED BY REFERENCE:
                        1997 Proxy Statement (Part III)

                                 PART I

ITEM 1.  BUSINESS

GENERAL

          Physicians Health Services, Inc., a Delaware corporation ("PHS" or the "Company"), is the parent of three health maintenance organizations ("HMOs"):
(1) Physicians Health Services of Connecticut, Inc., a Connecticut corporation ("PHS/CT"), operating in Connecticut; (2) Physicians Health Services of New York, Inc., a New York corporation ("PHS/NY"), operating in New York's Westchester, Dutchess, Orange, Putnam, Rockland, Nassau and Suffolk Counties, and the five boroughs of New York City; and (3) Physicians Health Services of New Jersey, Inc., a New Jersey corporation ("PHS/NJ"), operating in New
Jersey. In addition, the Company is the parent of Physicians Health Insurance Services, Inc. ("PHIS"), which is licensed in Connecticut as an insurance broker to offer various insurance products, PHS Investments, Inc. ("PHSI"), the Company's investment subsidiary, PHS Insurance of Connecticut, Inc. ("Insurance/CT"), which holds a health insurance license in the State of Connecticut, Physicians Health Services Insurance of New York, Inc. ("Insurance/New York"), which holds a health insurance license in the State of New York, Physicians Health Services (Bermuda), Ltd. ("Bermuda"), an insurance company licensed as a reinsurer in Bermuda, and PHS Real Estate, Inc. ("PHSRE"), a Delaware corporation which owns all of the outstanding stock of the Company's one indirect subsidiary, PHS Real Estate II, Inc. ("PHSREII"), a Delaware corporation which owns the Company's corporate headquarters in Shelton, Connecticut. All of the aforementioned subsidiaries are wholly-owned, either directly or indirectly, by the Company, except for PHS/NJ, in which MasterCare Companies, Inc. ("MasterCare") holds a 20% minority interest. The Company is federally qualified as an HMO throughout its Connecticut and New York service areas.

          The Company conducts substantially all of its operations through its subsidiaries. Unless the context otherwise requires, the terms "Company and PHS" refer to Physicians Health Services, Inc. and its subsidiaries. Its principal offices are located at One Far Mill Crossing, Shelton, Connecticut 06484 , and its telephone number is (203) 381-6400.

          The Company's managed care products include traditional HMO products, in both open access and gatekeeper models, point of service ("POS") products, administrative services only ("ASO") plans and Medicare and Medicaid plans. The Company's HMO subsidiaries contract for medical and related services with individual practice associations ("IPAs"), physician hospital organizations ("PHOs"), physicians, physician groups, hospitals and other health care providers. The Company arranges for health care coverage for its members for a fixed monthly payment, generally without regard to the frequency or extent of health care services actually furnished, although small copayments may apply and members pay a deductible and coinsurance in connection with the out-of-network benefits in POS plans.

          As of January 1997, the Company had contracted with 23,298 providers and 183 hospitals throughout its tri-state service area. It had enrolled 400,021 members as of December 31, 1996 (424,940 as of January 1, 1997).


PRODUCTS

          The Company offers a broad assortment of managed care products. Its POS products enable members to choose health care providers from the Company's network of 23,298 providers and 183 hospitals or to obtain covered services outside its network. The POS products combine the features of an HMO with the features of an indemnity-type benefit for out-of-network utilization. Under the POS plans, a member who obtains benefits outside of the PHS network pays a deductible and coinsurance. As used herein, a plan with a POS out-of-network benefit is referred to as a POS plan. The Company's traditional HMO plans include a gatekeeper model HMO plan, which requires prior approval by a member's primary care physician before the member may obtain the services of specialists (the "Passport" plan), and an open access HMO plan in which members can obtain services from all PHS participating physicians without the need for a referral (the "Charter" plan). The Charter and Passport plans can be obtained as traditional HMO plans or as the underlying HMO product for a POS plan. Under the Company's traditional HMO plans, a member who selects a hospital or physician from outside the network bears the entire cost of such services, unless the care is related to an emergency or the member has received prior approval from the Company.

          The Company sells its products both on a proprietary basis and through a joint marketing arrangement with The Guardian Life Insurance Company of America ("The Guardian"). See "Business - Joint Marketing Arrangement with The Guardian." Proprietary products are sold to medium and large size groups, typically as one of several health care plans made available by the employer to its employees ("alternative products"). Under the agreements with The Guardian, jointly developed managed care products are marketed to existing customers of The Guardian, as well as to new customers, under the tradename "Healthcare Solutions". The Healthcare Solutions products are offered principally in the small employer group market on a total replacement basis. Under this arrangement, employees are offered the choice of traditional HMO products, POS products, and, in certain cases, The Guardian indemnity products. Through the first nine months of 1996, PHS and The Guardian shared profits and losses on the Healthcare Solutions products through a combination of reinsurance and profit sharing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". Effective October 1, 1996, the Company and The Guardian converted all of the Healthcare Solutions products to a reinsurance basis. As of October 1, 1996, the Company no longer shared profits and losses with The Guardian with respect to indemnity products sold under the joint marketing arrangement. The joint marketing arrangement covers PHS's New York, New Jersey and Connecticut service areas.

          The Company offers third party administrator ("TPA") services for administrative services only ("ASO") plans, Medicare risk and cost plans, Medicaid plans, and individual plans in the New York service area. The Company has a contract with the Mashantucket Pequot Tribe Employee Benefit Plan to provide access to the Company's network of health care providers and utilization management programs. In 1995, the Company began marketing plans to the small group market through the Connecticut Business and Industry Association ("CBIA"). The Company is one of only four participants in the CBIA program. The Company has a three-year contract with the Electric Boat Division of General Dynamics to provide managed health care services to all of its salaried employees in Connecticut. This contract was effective January 1, 1995 and has been recently expanded to include the members of the Metal Trades Council Union. The Company has a three-year contract to provide services to General Electric Company for its employees in Connecticut. The General Electric plan, which was effective January 1, 1996, combines elements of a fully insured HMO plan and an ASO plan. Effective December, 1996, the Company initiated coverage for the New York State Nurses Association Benefits Fund and its almost 29,000 members under a Charter POS Plan.


HMO PLANS

          The Company's traditional HMO plans provide comprehensive health care services to enrollees for a fixed monthly premium per enrollee, typically charged to the enrollee's employer group, that does not vary with the nature, frequency, or cost of services provided, although, where allowed by regulation, premiums are age/sex adjusted according to the demographic characteristics of the employer group. Adjusted community rating, which includes factors related to a specific employer's claims experience, is used with some of the Company's larger accounts in certain of its service areas. The Company is also able to experience rate certain groups insured under its Healthcare Solutions products. See "Business - Enrollment, Employer Groups and Marketing." Under the traditional HMO plans, the Company does not cover health care services provided by non-participating physicians or other health care providers unless pre-approval for an out-of-plan referral has been obtained or such services are the result of a medical emergency. Members are required to receive hospital care at participating hospitals except for preauthorized out-of-plan referrals or emergency admissions. The traditional HMO benefit plans range from a plan with limited copayments to a plan combining lower monthly premiums with higher copayments paid by the member. The plans provide coverage for physicians' services, surgery, hospital care, x-ray and laboratory services, emergency care, maternity services, well baby and other preventive health services and, to a limited extent, skilled nursing, home health care, alcohol and drug rehabilitation and mental health services. The traditional HMO plans are marketed to employer groups of all sizes, generally as alternative products. As of December 31, 1996, 33% of total membership was enrolled in traditional HMO products (23.2% commercial enrollees, 1.6% ASO enrollees and 8.2% government enrollees).

          The Company's traditional HMO plans are the Charter and Passport plans. The Charter plan is an open access model which permits members to use PHS participating physicians generally without a referral or pre-authorization. The Passport plan is a gatekeeper plan that the Company developed in response to employer interest in such plans. Under the Passport plan, each member selects or is assigned to a primary care provider, typically a family practice physician, who is responsible for seeing that the member's medical needs are met. Use by the Passport member of specialists for treatment typically requires a referral by the primary care provider in order for the services to be covered.


POS PLANS

          POS Plans are marketed to all size employer groups as either a total replacement or alternative product. Under a POS Plan, an enrollee chooses, at the time of services, whether to use participating providers and hospitals, or non-participating providers and hospitals. If the enrollee chooses to use out-of-network services, the enrollee is subject to deductibles, coinsurance and claim forms. The POS products have become increasingly popular because of the freedom of choice afforded enrollees under such plans. The POS plans are wrapped around the Company's traditional HMO plans so that an enrollee has the in-network benefits of the Charter or Passport HMO plan. An enrollee who has a POS Passport plan can elect to see participating or non-participating providers without the customary prior referrals required in the Passport plan, in which event such non-referred services are treated as out-of-network services.

          A significant portion of the Company's recent growth in membership has occurred in its POS plans. As of December 31, 1996, 60.7% of total membership was enrolled in POS products (51.1% commercial enrollees, 9.6% ASO enrollees). Only 36% of total membership was enrolled in such plans at December 31, 1995. The Company expects this trend to continue for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement".


ASO PRODUCTS

          Under self-funded medical plans, the employer self-insures its health care expenses and pays for health claims only as they are incurred, rather than paying monthly premiums for insurance which covers the cost of medical services as well as administrative expenses. The Company, as a TPA, typically provides claims processing and health care cost containment services through its provider network and utilization management programs, and is paid a fee only in conjunction with these administrative services. The Company's ASO products enable employers to access the Company's provider network and to realize savings through certain of the Company's discounted fee arrangements and medical cost containment capabilities, while allowing employers to design custom health benefit plans in accordance with their own requirements and objectives. Certain of the Company's ASO products include performance guarantees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement." As of December 31, 1996, 16.9% of total membership was enrolled in ASO products (9.6% in POS plans, 1.6% in HMO plans and 5.7% in the Mashantucket Peqout plan).

MEDICARE/MEDICAID PRODUCTS

          The Company offers PHS/SmartChoice, a federal Medicare program, to Medicare eligible individuals under the terms of risk contracts with the Health Care Financing Administration ("HCFA"). PHS/SmartChoice is typically marketed directly to individuals. The Company also offers PHS/SmartChoice as a POS product in the group market. It is currently offered in New York and Connecticut. Enrollees in PHS/SmartChoice have limited copayments as long as they use health care providers within the Company's network. PHS/SmartChoice replaces both Medicare Part A and Part B coverage for enrollees and extends coverage for preventive care, acute hospitalization and skilled nursing care. In the PHS/SmartChoice gatekeeper product, in the event an enrollee chooses to receive health care from a non-participating physician, neither PHS/SmartChoice nor Medicare will cover the costs of such care absent an emergency or urgent situation.

          Under its risk contracts with HCFA, the Company is paid a fixed per member per month capitation amount by HCFA based upon a formula established by HCFA establishing the projected cost to provide the covered services to each Medicare member. The Company bears the risk that the actual costs of health care services may exceed the per member per month capitation amount.

          Medicare risk contracts provide revenues that are generally higher per member than those for non-Medicare members, and thus provide an opportunity for increased profits and cash flow. Such risk contracts, however, also carry certain risks such as higher comparative medical costs, government regulatory and reporting requirements, the possibility of reduced or insufficient government reimbursement in the future, and higher marketing and advertising costs per member as the result of marketing to individuals rather than to groups.

          In Connecticut the PHS/SmartChoice product is intended to replace another Medicare product (PHS/Carefree) formerly offered by the Company pursuant to a cost contract with HCFA. As of December 31, 1996, the Company had 9,638 members enrolled in PHS/Carefree. The Company anticipates that almost all of these members will convert to the PHS/SmartChoice product by the end of 1997.

          The Company participates in Connecticut's Medicaid managed care program pursuant to a contract with the Connecticut Department of Social Services. PHS had enrolled 20,781 members in this program as of December 31, 1996. The Company receives fixed monthly premiums per member under the contract with the Connecticut Department of Social Services and bears the risk that the actual costs of health care may exceed the per member per month capitation amounts received by the Company. Medicaid plans also involve the risk of reduced or insufficient government reimbursement and higher marketing and advertising costs per member as a result of marketing to individuals rather than to groups. PHS has participated in the New York Medicaid managed care program in Westchester County since February, 1994. It contracts with Westchester Prepaid Health Service Plans, Inc. for the provision of services under this program.

          As of December 31, 1996, 9% of total membership was enrolled in a government program, almost all in HMO plans.

OTHER PRODUCTS

          The Company has entered into marketing arrangements with three prominent HMO networks, UltraLink/SM/, HMO National Network/SM/ and National Managed Care, Inc., to facilitate cooperative marketing efforts focusing on national employer groups with employees in the Company's service area. The Company's affiliations with national networks allow it to compete with national managed care companies for employers desiring a national managed care network. In 1996, the Company generated almost $7 million in premium revenues from employer groups accessing these national networks. The Company has a multi-year contract with Dental Benefit Providers, Inc. to market managed dental products in New York and Connecticut. These managed dental products offer different levels of dental benefits through a selected panel of dentists at a cost that is below average indemnity plan prices. These products are designed to increase the Company's managed care product market penetration and to promote retention of its enrollee base. The Company also offers prescription drug riders to its HMO and POS plans. The prescription drug riders are offered through PCS, Inc., an unaffiliated company that has established contracts with most of the local pharmacies in the Company's service area. The prescription drug rider pays the cost of all covered prescriptions, less, in some instances, a deductible or copayment. The Company also offers a Connecticut small employer plan to groups of fewer than 50 employees. The Company also offers an individual HMO and an individual POS plan throughout its New York State service area. The Company's insurance brokerage subsidiary,

PHIS, markets various insurance products of unaffiliated companies such as dental and life insurance, short-term disability and stop-loss coverage available from other insurers. PHIS's insurance activities are solely as an agent and represented less than 0.1% of the Company's total revenues in 1996 . The Company contracts with Davis Vision of Plainview, New York for provision of certain routine and non-routine vision services to both commercial and government product members.


OTHER INVESTMENTS

          In 1995, the Company invested $2.3 million in MasterCare Companies, Inc. ("MasterCare"), a company offering workers compensation managed care services in New Jersey and Connecticut. See "Business - Arrangement with MasterCare."


PROVIDER ARRANGEMENTS

PHYSICIANS AND OTHER HEALTH CARE PROVIDERS

          The Company contracts with physician groups, such as IPAs, PHOs, and multi-specialty groups (collectively, "Physician Groups"), individual physicians and other health care providers for a defined range of health services, including primary and specialty care. As of January 1, 1997, the Company had agreements with 23,298 providers and 183 hospitals in its tri-state service area. The Company's contracts with providers include discounted fee for service arrangements as well as capitated group arrangements in which the contracting Physician Group assumes a significant amount of the risk of overutilization. The Company currently has contracts with four IPAs, three PHOs and one large physician group ("Group") that provide for most of its physician services in its Connecticut service area. In New York and New Jersey, the Company generally contracts directly with physicians and other health care providers. Under the typical Physician Group arrangements, the Physician Group receives a fixed monthly capitation payment for each member selecting a primary care physician from that Physician Group. Capitation payments may be for all members selecting a primary care physician in the Physician Group or only as to members in certain commercial HMO and POS plans, depending upon the negotiated arrangement with the Physician Group. Capitation rates and any increases thereto are negotiated for the term of the contract. The capitation payment is designed to cover not only the professional medical services (including ancillary tests and services) rendered by the physicians and other providers associated with that Physician Group but also includes payments for certain other services rendered to the enrollee by providers who are not members of the Physician Group. Services covered by the capitation payment include, among other things, virtually all physician claims (whether inpatient or outpatient, including authorized out-of-plan care) and care rendered by other professionals such as physical therapists and psychologists. In certain of the contracts, the Physician Groups also are at risk for hospital, pharmacy and other facility expenses. The Company does not capitate physicians directly.

          Three of the Company's four Connecticut IPA contracts expire on December 31, 1997; the Company has reached an agreement in principle with the fourth IPA to extend its present arrangements through December 31, 1997 on slightly different terms. In the event that the Company was unable or chose not to renew any Physician Group contract, it would seek alternative arrangements to ensure the continuation of health care services to its enrollees. However, if the Company failed to renew any Physician Group contract covering a significant number of its enrollees and the Company was unable to obtain satisfactory alternative arrangements, there could be a significant disruption in the Company's business.

          Each Physician Group reimburses its member physicians and other providers out of the capitation payment paid to it by the Company according to a maximum fee-for-service schedule for claims submitted by those physicians and providers affiliated with the Physician Group. A portion of each physician's and provider's payment is withheld and is contributed to the Physician Group's risk pool to cover those expenses that exceed the Physician Group's budget for health care expenses. The withheld portion is returned to providers if the Physician Group operates within its prescribed budget for services. Because in most instances the capitation payments received by the Physician Group are fixed amounts unrelated to the services provided, the provision of excessive services would obligate the Physician Group to pay more to its physicians than the Physician Group receives from the Company. The principal exception is the Greater Bridgeport IPA, where overruns are shared equally between the Company and IPA. The Company's capitation system is designed to place upon the Physician Group and its member physicians the responsibility for managing the use of hospital and other medical services. In the event that the Physician Group is required to pay more to its physicians than it receives from the Company, the Physician Group must continue to cover ongoing expenses and will be required to take corrective action to restore its financial position. Corrective action may include, among other things, lowering its fee-for-service schedule or increasing its withhold percentage. The Company believes that the member physicians of its Physician Groups have an interest in supporting the financial condition of their Physician Group through temporary reductions in fee schedules and increases in withhold. In 1996, each Physician Group received a return of all or a portion of its withhold account. Physician Groups may incur an operating loss which would result in the Physician Group having a retained earnings deficit. If such deficit were not eliminated through corrective action, the Company might find it necessary to advance funds to cover such deficit, although it would not be obligated to do so. Certain of the Company's IPA stockholders, through their ownership of Company stock or through members who serve on the Company's Board of Directors, may seek to have the Company fund such deficits in the future and failure by the IPAs to eliminate such future deficits, if any, could result in unrecovered cash advances. Any such funding is subject to approval by the Board's Audit Committee, a majority of which is composed of independent directors. If any Physician Group with which the Company contracts for services became insolvent, such insolvency could have a material adverse effect on the business of the Company.

         The capitation payments to Physician Groups other than the PHOs typically do not cover hospital and other facility expenses, although the Physician Groups are partially at risk for non-Medicare and non-Medicaid hospital utilization. The Company establishes an annual per member, per month target for hospital expenses. The amount varies by benefit plan and Physician Group, and encompasses both inpatient and outpatient costs. If total hospital expenses generated by the Physician Group exceed the applicable hospital expense target, the Company withholds from amounts owed by it to the Physician Group all or a portion of the excess over budget, in most cases one-half of the excess over budget. If actual costs are less than budgeted targets, the Physician Group receives from the Company an incentive credit typically equal to forty to fifty percent of the amount by which actual costs are less than budgeted targets.

          In its New York and New Jersey expansion areas and in areas in Connecticut not served through Physician Group contracts, the Company contracts for services principally through direct contracts with individual physicians and other health care providers. In addition, the Company contracts with two IPAs in the northern counties of its New York service area. The Company withholds a percentage of reimbursement for services rendered pursuant to its direct physician contracts against budgeted amounts to manage excessive utilization.

          The Company provides services to enrollees in PHS/SmartChoice pursuant to a combination of direct physician agreements, and, in New York, risk sharing agreements with the aforementioned IPAs. In Connecticut, the Company has contracted with and is in negotiations with PHOs and other risk entities for its Medicare risk product to shift the risk of all medical costs to the risk entity in return for a fixed percentage of the Medicare premium received by the Company. The Company's agreements in connection with its Medicare risk products are subject to compliance with new risk sharing regulations adopted by HCFA, which require disclosure and reinsurance for specified levels of risk sharing, and proposed state regulations that could affect physician risk sharing.

HOSPITALS

          The Company maintains contracts with 30 acute care hospitals in its Connecticut service area. In New York, the Company contracts with 83 hospitals in its service area. The Company has direct and indirect (through MasterCare) arrangements with 70 hospitals in New Jersey. The Company generally negotiates contracts with hospitals that include compensation on a per diem basis (at a daily rate, without regard to the scope of services actually provided). Other compensation arrangements with hospitals include charged-based discounts (negotiated discounts from the hospital's billed charges) and all inclusive case rates. In the case of non-participating hospitals, the Company pays either hospital billed charges or negotiated discounted charges. Additionally, some hospital contracts include per case, all-inclusive, payment arrangements for select procedures such as maternity care.

OTHER HEALTH CARE PROVIDERS

          PHS maintains contracts with outside vendors to provide certain ancillary services. Laboratory services are provided in Connecticut through an exclusive arrangement with Diagnostic Medical Laboratory, Inc. Laboratory services in New York and New Jersey are provided through arrangements with Quest Diagnostics. Both are capitated arrangements that are effective through December 31, 1999 and December 31, 1997, respectively. Mental health, substance abuse and detoxification services are provided in New York City and Long Island through a capitated arrangement with CMG Health, Inc. ("CMG"). This agreement is now in a renewal period and may be terminated by either party with at least 120 days notice. CMG also provides these services for the Company's Medicaid members in Connecticut under a fully capitated arrangement, which began on August 1, 1995 for a period of 27 months and is automatically renewable thereafter for one year periods unless terminated by either party on 120 days notice. In Westchester, Dutchess, Orange, Putnam, and Rockland Counties, New York, CMG provides case management services only. This agreement is in a renewal period and may be terminated by either party on at least 120 days notice.


MEDICAL COST CONTROLS

          Control of health care expenses is critical to the profitability of a managed care company. Expansion into new areas, introduction of new products, changes in health care practices, medical cost inflation, new technologies, government regulation, major epidemics, natural disasters and numerous other factors affecting the delivery and costs of health care may adversely affect the Company's operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement."

          PHYSICIAN COSTS. The Company has developed several integrated mechanisms and procedures for the control of health care costs. The Company's health care programs are designed around primary care physicians who assume overall responsibility for the care of enrollees and determine or recommend the nature and extent of services provided to enrollees. In the case of enrollees enrolled in Passport products, primary care physicians are also responsible for making referrals to contracted specialist physicians and hospitals. Although the primary care physician's prior approval for most specialist services is not required in the Company's Charter products, it is recommended. Prior approval is required in the Company's Charter products for the enrollee's use of certain services such as home health care, hospice care, cardiac rehabilitation, private duty nurses, skilled nursing care, drug and alcohol rehabilitation and, except for enrollees in a POS plan, elective services rendered out-of-network. In addition to the prior approval process for certain services, the Company monitors services rendered to enrollees and provides utilization review information to its Physician Groups. In cases of possible excessive utilization, the Company counsels the enrollee with respect to the possible duplication of services or medications.

          With respect to physicians who contract with PHS through Physician Groups, costs are also controlled through contracts that provide for payment to the Physician Group on a capitation basis. The capitation method of payment, together with the withhold provisions in its contracts, transfers much of the Company's risk of excessive physician utilization to the Physician Group. Physicians who contract with PHS directly are not capitated, although withholds apply in order to mitigate the risk to PHS of excessive utilization.

          The Company also endeavors to monitor the practice patterns of all participating physicians and providers in order to identify inappropriate or excessive utilization. Each physician's utilization pattern is reviewed against other physicians within the relevant specialty area in the physician's Physician Group or relevant geographic area to determine whether average costs per patient are consistent with utilization generally. In the event there are insufficient aggregate data in a particular area, the Company's Medical Directors review utilization data on a specific case basis. If inappropriate utilization is determined, PHS will typically institute corrective measures including, if necessary, financial sanctions or, in rare instances, termination of the physician's membership as a participating physician.

          The Company has developed a measurement tool called the "practice profile" to evaluate and promote the quality of care being provided to the Company's members. The practice profile compares providers to their peers in relation to specific quality indicators that measure quality across a broad spectrum of areas. The practice profile also provides feedback to providers to assist them in assessing and enhancing their performance.

          HOSPITAL COSTS; UTILIZATION REVIEW. The control of the use of hospital and other medical services by a member is primarily the responsibility of the member's primary care physician. The Company requires preadmission notification of non-emergency hospital admissions and stays, pre-certification of selected inpatient and outpatient procedures, and retrospective review of ambulatory health services. The Company also maintains nurse coordinators who are assigned to certain participating hospitals to conduct concurrent reviews of hospital admissions. In the event that the nurse coordinator believes that utilization is inappropriate, the nurse coordinator first addresses his/her concerns with the attending physician, then consults with a physician advisor, who reviews admission information and patient records. Physician advisors as well as PHS Medical Directors are available to assist the attending physician in determining whether it is appropriate for a patient to remain hospitalized. The physician advisor, Medical Director and/or nurse coordinator works with the responsible physician to arrange alternative health care where appropriate, thereby reducing the length of hospital stays. The Company performs telephonic reviews at certain hospitals where it is not practical to perform on-site concurrent reviews.

          The Company has implemented special review procedures for pharmaceutical usage and the treatment of mental health and substance abuse conditions. In addition to the foregoing controls, the Company has adopted certain policies relating to the timing of admissions and the use of ambulatory facilities for certain surgical procedures, among other services, in order to reduce costs associated with hospital utilization.

          For catastrophic cases, the Company uses case management techniques to work with the attending physician, facility, patient and his/her family, to provide care in a cost-efficient manner consistent with the medical needs of the patient.

          The Company has a pre-certification program for selected elective inpatient and outpatient procedures to determine the medical necessity of those services. The pre-certification program requires the physicians performing the designated procedures to obtain advance authorization, and permits appeal if the procedure is initially denied. Procedures that are denied through this program are ineligible for coverage by the Company. As a pre-certification tool, the Company utilizes the Value Health Sciences Medical Review System. Since implementation of this program in March 1993, the program has achieved an overall 21% decrease in the utilization of procedures subject to the program.

          Hospital inpatient costs are also controlled through several contractual mechanisms. The Company's contracts with Physician Groups contain risk sharing mechanisms designed to provide incentives to control utilization of hospital services and its contracts with PHOs include both professional/physician and hospital/facility services within the capitation payment to the PHO. In addition, the Company maintains insurance coverage that reimburses the Company for hospital expenses incurred above certain levels, limiting the risk to the Company of an individual enrollee's inpatient hospital expense exceeding specified amounts. See "Business - Stop Loss and Other Insurance."

MANAGEMENT INFORMATION SYSTEMS

          The Company believes that timely and relevant information is critical to the success of its managed health care business. The Company utilizes its management information systems to process claims on an accurate and timely basis; to analyze health care utilization; to support provider, member and employer requirements; and to control administrative costs. The Company's claims operation is supported by staff and manager training, adherence to performance standards (for both productivity and accuracy), auditing of claims for claims processing accuracy, and adequate staffing and system programming to ensure adherence to all benefit provisions of the Company's provider policies. Currently, approximately 30% of physician/provider (non-facility) claims and approximately 20% of institutional claims are received electronically from the Company's providers. The Company intends to increase the amount of claims that it processes electronically. The Company's imaging system enables further automation of the claims process. The Company believes that its electronic claims capabilities combined with the Company's imaging system have enabled the Company to establish highly efficient claims processing and information retrieval systems. The Company has in place a disaster recovery plan that provides for a back-up of its management information system in case of an emergency.

          The Company is in the process of completing a significant upgrade of its management information systems. The new systems are expected to begin to come on line during the second quarter of 1997. At December 31, 1996, the costs associated with this project included capital expenditures of approximately $18.6 million, including enhancements beyond the original scope of the project. The capital expenditures are expected to be amortized over five years commencing with fiscal year 1997. When completed, the conversion to the new system is expected to yield significant gains in productivity, accuracy and speed as well as permit more significant information evaluation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement. "


QUALITY ASSURANCE AND CUSTOMER SERVICE

          Prior to a physician's acceptance for participation in the Company's network of providers, the Company reviews the physician's credentials and background. Each physician must be board certified in his/her specialty, or become board certified within five years of becoming credentialled. PHS has a rigorous credentialling process that consists of primary verification of all credentials; query of the National Practitioner Data Base, state medical boards and admitting hospitals for malpractice history, disciplinary actions and/or restrictions of hospital privileges; and on-site office evaluations including a review of medical records to determine compliance with PHS's standards. The Company biennially recredentials all its providers. Recredentialing includes repeating the initial credentialling process as well as a reviewing the provider's practice history with PHS. After acceptance, the Company monitors various aspects of the physician's performance on an ongoing basis, including the quality and appropriateness of care delivered. The Company evaluates the quality and appropriateness of medical care provided to its enrollees by performing medical care evaluation and member satisfaction studies, by reviewing utilization of certain services and by responding to enrollee and physician questions and concerns.

          In August 1995, the Company was awarded full three-year accreditation in its then current service areas from the National Committee for Quality Assurance ("NCQA"), an independent organization that reviews HMOs for compliance with their quality standards. This accreditation is effective from May, 1994 through May, 1997. In connection with the re-accreditation process, the NCQA staff made an on-site visit in late March, 1997.

          The Company has also established a formal system for documenting and responding to customer grievances. The Company had no grievances upheld against it during 1993, 1994 and 1995 by the New York Insurance Department. The Company also had no complaints upheld against it during 1994 and only one complaint upheld against it in 1995 by the Connecticut Department of Insurance. The Company anticipates similarly good results for 1996. The Company believes that it has established a reputation for high standards of service.

ENROLLMENT, EMPLOYER GROUPS AND MARKETING

          As of December 31, 1996, the Company provided managed health care coverage to 400,021 enrollees. The Company offers its products to small groups, generally on a total replacement basis, and to medium and large groups on both a total replacement as well as alternative bases. The small group market segment is currently marketed throughout the Company's tri-state service area through its alliance with The Guardian and, in Connecticut, also through CBIA. In the large group market, the Company sells both its proprietary HMO and POS products, as well as ASO products. The Company's enrollee base is diverse and includes federal and state employees and employees of banks, hospitals and major industries. The Company's five largest fully insured employer groups represent approximately 17% of its 332,363 fully insured enrollees and 14% of its total enrollees. The New York State Nurses Association Benefits Fund, which constitutes the largest fully insured employer group, represents 7.2% of the Company's total enrollees and 8.6% of its fully insured enrollees.

          Employer groups of 50 or less are subject to community rating restrictions throughout the Company's service area. In these areas, the Company uses underwriting guidelines and rating practices that comply with state mandated community rating regulations. In Connecticut and New Jersey, groups of over 50 members are not subject to community rating regulation. For these groups, the Company employs rating techniques and underwriting guidelines designed to price its products according to expected health care utilization based on group experience.

          In New York, all groups written on the Company's HMO license are subject to community rating regulations. The Company uses underwriting guidelines and rating practices that comply with New York mandated community rating regulations. See "Business - Competition." The Company expects to begin marketing an experience rated POS product in the over 50 employee group market in mid-1997. In addition, the Company currently experience rates certain of its Healthcare Solutions products offered in the over 50 employee group market in New York.

          Subject to underwriting guidelines, the Company solicits new employer groups for its proprietary products through its marketing staff and employee benefits consultants. Most larger employer groups are represented by brokers and consultants, who are typically paid by the employers, and work with the employer to recommend or design employee benefit packages. The Company utilizes an internal staff of sales and account service representatives and managers to market its benefit plans to employers. Healthcare Solutions products are sold through the Company's and The Guardian's respective marketing staffs, as well as through independent brokers.

          Marketing the Company's benefit plans in the alternative carrier market is typically a two-step process in which presentations are first made to employers and, after the employer selects the Company as one of its health care providers, to its employees. In the total replacement market, sales are made solely at the employer levels and employees then can select from a number of PHS products, or in the case of Healthcare Solutions, PHS or The Guardian products.

          The marketing process is continuous because contracts with employers are typically renewed annually, employees are permitted to change plans annually and employer groups experience regular employee turnover.


JOINT MARKETING ARRANGEMENT WITH THE GUARDIAN

          The Company has a joint marketing arrangement with The Guardian throughout its tri-state service area. The products that are subject to the joint marketing arrangement are distributed through the brokerage community in an integrated marketing effort. The products are generally sold on a total replacement basis, which eliminates the need for marketing to employees once the products are sold to the employer group. Products are marketed under the trade name "Healthcare Solutions" and employees are able to choose among PHS's traditional HMO and POS products as well as, in certain instances, The Guardian's indemnity products. The Company and The Guardian target groups that are currently enrolled in The Guardian's indemnity products. Because of the higher premiums associated with indemnity insurance generally, such groups are often receptive to conversion to the Healthcare Solutions products. The Company and The Guardian also market to new groups.

          The joint marketing arrangements with The Guardian are for an unlimited term but can be terminated by either party either with or without cause, subject to potentially significant payments upon termination in the event of a termination without cause, by the party electing to terminate, and in the event of certain for cause terminations, by the party breaching the agreement. The agreements can also be terminated by either party with respect to new business following a change in control of the other party, in which event the parties would continue to share profits and losses on business in effect on the date of the change in control for a period of up to ten years. For a description of the Company's financial arrangements with The Guardian in connection with the Healthcare Solutions business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the Consolidated Financial Statements.

          As of December 31, 1996, there were 112,566 members enrolled in Healthcare Solutions products (43,773 in Connecticut, 53,153 in New York and 15,640 in New Jersey).


STOP-LOSS AND OTHER INSURANCE

          The Company maintains reinsurance coverage for its existing business to limit the risk of an individual member's inpatient hospital expense exceeding specified amounts. The Company believes that its reinsurance coverage substantially limits its risk of incurring catastrophic costs at a reasonable premium cost. Beginning January 1, 1996 and continuing throughout 1997, the reinsurance arrangement for the Company's HMO products throughout its entire service area covers 80% of the next $400,000 of any member's inpatient hospital expense and emergency out-of-area services (up to a stated daily maximum) in excess of a $600,000 deductible. The reinsurance agreement provides a limit of $1,000,000 per member, per contract period (12 months) and $2,000,000 per member, per lifetime. The Company also maintains general liability, property, fidelity and contingent malpractice insurance coverage in amounts it believes to be adequate. Such insurance may become increasingly important if plaintiffs prove successful in recent efforts to expand the liability of a managed health care company for the negligence of providers with whom the Company directly or indirectly contracts. The Company also requires contracting Physician Groups and hospitals to maintain malpractice insurance coverage.


ARRANGEMENT WITH MASTERCARE

          The Company has entered into a marketing relationship with MasterCare and its affiliates. In addition, the parties have network access agreements with each other stemming from their respective expansion activities. In connection with the formation of PHS/NJ, the Company used the MasterCare network of providers to help it develop a network in New Jersey. As consideration, the Company issued a 20% interest in PHS/NJ to MasterCare. In addition, at December 31, 1996 PHS owned an interst in MasterCare Companies, Inc. and its subsidiary, MasterCare of Connecticut, formerly Total Employee Care, a workers compensation company formerly wholly-owned by the Company. See Note 11 to the Condolidated Financial Statements.


GOVERNMENT REGULATION

FEDERAL REGULATION

          The Company is subject to the Health Maintenance Organization Act of 1973, as amended, and the rules and regulations promulgated thereunder ("HMO Act"), which prescribe the manner in which an HMO must be organized and operated in order to meet and maintain federal qualification and to be eligible to enter into Medicare contracts with the federal government. PHS/CT and PHS/NY are federally qualified under the HMO Act. In order to maintain this status the Company must file periodic reports with, and is subject to periodic review by, the Department of Health and Human Services through HCFA and the Office of Prepaid Health Care. In addition, HCFA has the right to audit the Company to determine compliance with HCFA's regulations and to monitor the quality of care rendered to PHS/CT's and PHS/NY's Medicare enrollees. Reimbursements payable to PHS/CT and PHS/NY under the Medicare risk contracts are subject to periodic unilateral revision by the federal government. Future levels of such payments may be affected by federal government efforts to contain health care costs and cannot be predicted with certainty. Each of the Company's Medicare contracts are renewable on an annual basis. Health plans which offer a Medicare risk product must also comply with requirements established by peer review organizations, which are organizations which contract with HCFA to monitor the quality of health care received by Medicare beneficiaries. These requirements relate to quality assurance and utilization review procedures. Recent requirements of HCFA impose requirements relating to physician incentive plans, which place physicians participating in Medicaid and Medicare HMO plans at substantial financial risk. Enrollment under the Medicare risk program cannot exceed 50% of a health plan's total enrollment. Termination of the Company's Medicare program could have a material adverse effect on its business.

          As a result of its Medicaid contract, PHS/CT is subject to both federal and state regulation regarding services provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program. Medicaid regulations require that enrollment of Medicaid and other federal government program beneficiaries cannot exceed 25% of a health plan's total enrollment.

          The Company is also required by federal and state regulatory agencies to maintain restricted cash reserves and/or a minimum net worth. To remain licensed, it may be necessary for the Company to make changes from time to time in its services, procedures, structure and marketing methods. Such changes may be required as a result of amendment to, or other significant modification of, federal and state laws and regulations controlling the Company's operations.
Any changes in federal or state government regulation could affect the Company's operations, profitability and business prospects.


STATE REGULATION

          The Company's HMO and insurance subsidiaries are subject to substantial state government regulation. PHS/CT is licensed by the Insurance Commissioner of Connecticut to be a health maintenance organization and is subject to regulation by the Connecticut Department of Insurance. PHS/NY is also licensed as a health maintenance organization by the Commissioner of Health of the State of New York and is subject to regulation by the Department of Health of the State of New York and the Department of Insurance of the State of New York. PHS/NJ is licensed as a health maintenance organization by the Commissioner of Health and Senior Services and Commissioner of Banking and Insurance of the State of New Jersey and is subject to regulation by the Department of Health and Senior Services of the State of New Jersey and the Department of Banking and Insurance of the State of New Jersey. State regulatory authorities exercise oversight regarding the Company's provider networks, medical care delivery and quality assurance programs, contract forms and their provisions, and financial condition, including reserve and cash flow requirements. Applicable state law requires periodic financial reports, imposes minimum standards for investments, capital, deposits and reserves, and regulates marketing, rates, medical benefits, payment of dividends and affiliate transactions. In addition, the premiums charged by the Company are subject to review and changes in rates must be approved in advance by state regulatory authorities. The Company's HMOs are also subject to periodic examination by the relevant state regulatory authorities.

          Insurance/CT is an accident and health company licensed by the Connecticut Department of Insurance, Insurance/NY is a property and casualty company licensed by the New York Department of Insurance and Bermuda is an insurance company licensed as a reinsurer in Bermuda. Applicable laws contain requirements relating to Insurance/CT's, Insurance/NY's and Bermuda's financial condition, reserve requirements, premium rates and contracts and require periodic filings and examinations.

          Applicable Connecticut, New York and New Jersey statutes and regulations require the prior approval of the Connecticut Commissioner of Insurance, New York Commissioner of Health and New Jersey Commissioner of Health, respectively, for any acquisition of control of the Company or its subsidiaries. For purposes of these statutes and regulations, "control" means the direct or indirect possession of the power to direct or cause the direction of the management and policies of an entity. Control is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of another entity.

          New York law requires health insurers to accept all individuals and small groups (between three and fifty employees or group members) without regard to their age, sex, occupation or medical condition at a "community rated" premium based on the experience of the entire pool of risks covered by the insurer. The New York community rating law establishes a pooling mechanism providing for payments to insurers writing such policies for a disproportionate share of individuals with certain demographic characteristics and catastrophic medical expenses. Depending on the age and sex characteristics of an insurer's members and the incidence of certain high-cost medical conditions among members, an insurer will either make payments to or receive payments from the state pooled fund. To date, the Company has incurred expenses related to this fund amounting to $1,152,000 in 1994, $1,483,000 in 1995 and $3,180,000 in 1996. The
New York community rating law also provides, among other things, for portability of health insurance, thereby facilitating continued coverage for those wishing to seek new employment or insurers, and allows members of a small group to continue their coverage after their membership is terminated. New York law requires all HMOs to offer an individual HMO plan and an individual POS plan. The benefits available under these plans are mandated by law and do not differ between health plans.

          Connecticut law also regulates health insurance for employer groups of fifty and fewer employees. The Connecticut small employer insurance law includes guaranteed issue, pre-existing condition restrictions and guaranteed renewability provisions. Connecticut applies adjusted community rating restrictions to all small employer medical plans. Under adjusted community rating, the only factors that may be used are age, gender, geographic area, industry, group size and family composition. Such factors are further limited by applicable Connecticut law.

          New Jersey regulates health insurance for employer groups of two to forty-nine employees through the New Jersey Small Employer Health Benefits Program. The law sets out six standard plans, only one of which is an HMO plan (the others are all indemnity plans). The law also mandates the benefits to be offered under such plans and sets out the participation and contribution requirements, applies a preexisting condition restriction, guaranteed renewability and rating restrictions.

          The Company's HMO subsidiaries are subject to statutory regulations that restrict the payment of dividends. Connecticut law imposes a 1.75% premium tax on the Company's fully insured business written in Connecticut. All HMOs in Connecticut are now assessed for the costs of the HRA (Health Reinsurance Association), which offers individual coverage to any person residing in Connecticut and special health care plans to low income groups of ten or less. The assessments are used to cover the losses incurred by the program. In addition, all Connecticut HMOs are now assessed a portion of the cost of funding the Connecticut Department of Insurance, which until recently had been funded entirely by assessments only on insurers operating in the state.

          If the Company acquires or establishes HMOs in states where it does not presently operate, it will have to comply with the applicable state statutes which vary from state to state.

RECENT REGULATORY DEVELOPMENTS AND INITIATIVES

Federal
          The recently enacted Federal Health Insurance Portability and Accountability Act of 1996 (i) insures portability of health insurance to individuals changing jobs or moving to individual coverage by limiting application of pre-exiting condition exclusions, (ii) guarantees availability of health insurance to employees in the small group market and (iii) prevents exclusion of individuals from coverage under group plans based on health status. The Act also permits offering Medical Savings Account plans on a pilot basis and includes programs targeting fraud and abuse. The provisions are effective beginning July 1, 1997. The Company is currently subject to similar state law provisions in New York limiting pre-existing conditions for new group and individual enrollees who had continuous prior coverage and requiring issuance of group coverage to small group employers. Recently enacted federal legislation mandates coverage for minimum hospital stays after childbirth (consistent with many new state law requirements) and parity between any lifetime limits imposed on mental health benefits and those for other medical benefits. In addition, HCFA adopted rules in 1996 imposing reinsurance, disclosure and other reporting requirements relating to physician incentive plans which place physicians participating in Medicare and Medicaid HMO plans at substantial financial risk.

          Congress is also considering significant changes to both Medicare and Medicaid programs, including changes that would significantly reduce reimbursement to HMOs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement". In addition, proposed Medicare reform bills contain provisions that would facilitate entry of competing HMOs in the Company's service area by repealing the rule that Medicare risk contractors have one commercial enrollee for each Medicare or other government program enrollee and creating permissive licensure for HMOs sponsored by provider networks. In Connecticut, the Department of Social Services is expected to request HMOs participating in its Medicaid program to resubmit bids in 1997. It is expected that Connecticut will mandate additional reporting requirements and other changes that will reduce the number of companies willing to participate.

State
          There is a national trend among state governments to enact legislation which increases regulation of HMOs and managed care companies and to mandate certain policies and procedures. Each state that the Company does business in is considering or has implemented wide-ranging "Patient Protection" and "Consumer Disclosure" bills and regulations.

          The New York State legislature enacted the Health Care Reform Act of 1996 ("HCRA"), effective January 1, 1997, that eliminated regulation of hospital rates and adopted surcharges and covered lives assessments to fund various public programs. This deregulation allows all private health care payors to negotiate payment rates for inpatient hospital services. Previously, only HMOs could negotiate rates for these services. As a result of the enactment of HCRA, non-HMOs who compete with the Company may be able to negotiate better rates with hospitals in New York because of the volume of patients they represent, which would have an adverse effect on the Company's ability to compete effectively in New York. Also, effective January 1, 1997, the Company is required to make payments to state funding pools to finance hospital bad debt and charity care, graduate medical education, and other state programs under HCRA. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. The Company has renegotiated many of its hospital contracts in New York to reflect the surcharges. These adjustments are generally effective as of January 1, 1997, but they are not expected to result in savings equal to the cost of the surcharges. The New York legislature also recently passed legislation related to operation of managed care plans, which contains provisions relating to, among other things, utilization review, consumer disclosure and the right of a physician to a hearing on termination from a health plan network.

          In addition, the New Jersey Department of Health and Senior Services recently issued a comprehensive revision to its existing HMO regulations, which encompasses many of the same features as the aforementioned New York law, but also includes a non-binding external appeals process. Connecticut is considering increased regulation which, like New York and New Jersey, includes extensive new reporting and data collection requirements. These regulatory developments are likely to increase the Company's medical and administrative costs.

COMPETITION

          The health care industry in the Company's market area is highly competitive. The Company has numerous competitors, including for-profit and not-for-profit HMOs , preferred provider organizations ("PPOs") and indemnity insurance carriers, and certain of the Company's competitors have substantially greater enrollment and financial resources than the Company. The Company's major competitors include independent HMOs, such as Oxford Health Plans, Inc., and United Health Care, which have significant enrollment in the New York metropolitan area, and HMOs and managed care plans sponsored by large health insurance companies, such as Aetna/U.S. Healthcare, Inc., Blue Cross/Blue Shield, The New York Life Insurance Company and CIGNA. Additional competitors may enter the Company's market in the future. In addition, the managed care industry has experienced significant consolidation recently, and such consolidation is expected to continue, possibly resulting in fewer but larger competitors in the Company's service area. The Company competes on the basis of price, quality and scope of services provided, including the extent of its provider network. The Company believes the quality of its service and physicians, as well as its reputation, are important competitive factors. However, the cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups and certain of PHS's competitors have set premium rates at levels below PHS's rates for comparable products. The Company anticipates that premium pricing will continue to be highly competitive.


TRADEMARKS AND TRADENAMES

          The Company has a number of registered trademarks. The Company believes that its trademarks and tradenames are important to its marketing efforts. Any challenge to the use of a material tradename, trademark or service mark could have an adverse effect upon the Company's business.


EMPLOYEES

          As of December 31, 1996, the Company had 971 full-time employees. The Company is not a party to any collective bargaining agreement and has not experienced any work stoppage since its organization. The Company believes its relations with its employees to be good.


ITEM 2.  PROPERTIES

          The Company's corporate headquarters offices were relocated to Shelton, Connecticut in early 1997 and comprise 327,195 square feet, located in three adjacent building, which the Company purchased in June, 1996 for $16.6 million. The Company presently occupies approximately 65% of the available space in this facility. The Company expects that the remainder of the available space will require renovation before it can be occupied by the Company's employees. The Company continues to own and occupy its former headquarters in Trumbull, Connecticut which comprises 74,350 square feet. PHS/CT leases properties at three locations, for an aggregate of 97,488 square feet. PHS/NY leases 11,752 square feet of property in White Plains, New York, 18,415 square feet in New York City and 3,415 square feet in Lake Success, New York. PHS/NJ leases 12,895 square feet of space in Paramus, New Jersey.


ITEM 3.  LEGAL PROCEEDINGS

          The Company is involved in litigation arising in the ordinary course of its business, a significant portion of which involves claims for coverage or payment of medical services rendered to enrollees. In the opinion of the Company's management, based upon discussions with legal counsel, existing litigation will not have a material adverse effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter.

                                PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company completed its initial public offering of 2,975,000 shares of Class A Common Stock in January, 1993. The Company's Class A Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol "PHSV." There is no market for the Company's Class B Common Stock. The following table sets forth the range of high and low sale prices for the Class A Common Stock for each of the periods indicated as reported on the NASDAQ National Market System. Quotations represent prices between dealers and do not reflect retail mark-ups, mark-downs or commissions. There was no market for the Company's Class A Common Stock prior to its initial public offering in January, 1993.

                                                       High    Low
                                                       ------  ------
          January 1, 1995 through March 31, 1995       $33.75  $26.75
          April 1, 1995 through June 30, 1995          $34.25  $24.50
          July 1, 1995 through September 30, 1995      $28.75  $22.00
          October 1, 1995 through December 31, 1995    $43.25  $27.25

          January 1, 1996 through March 31, 1996       $40.75  $29.50
          April 1, 1996 through June 30, 1996          $34.50  $19.75
          July 1, 1996 through September 30, 1996      $25.50  $14.50
          October 1, 1996 through December 31, 1996    $20.00  $14.00


          There were an aggregate of 390 holders of record of the Company's Class A and Class B Common Stock (the "Common Stock") as of March 25, 1997. The Company has not paid any dividends on its Common Stock since its issuance. The Company does not intend to pay any cash dividends in the foreseeable future. Rather, the Company intends to retain its earnings to provide for the operation and expansion of its business. The Company's ability to declare and pay dividends to its stockholders may be dependent upon its ability to obtain cash distributions from its operating subsidiaries. The ability to pay dividends is also restricted by insurance and health regulations applicable to its subsidiaries. See "Business - Government Regulation."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The income statement data and balance sheet data set forth below have been derived from the audited consolidated financial statements of the Company. The information below is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                        Year Ended December 31
                                                  1996            1995            1994           1993          1992
                                               ----------      ----------      ----------     ----------    ----------
                                                   (in thousands, except per share amounts and operating statistics)
INCOME STATEMENT DATA:
REVENUES:
 Premiums                                       $ 481,534        $342,975        $289,784       $274,795      $265,436
 Investment and other income                        6,574           6,968           4,160          5,435         3,459
                                               ----------      ----------      ----------     ----------    ----------
  Total revenues                                  488,108         349,943         293,944        280,230       268,895
                                               ----------      ----------      ----------     ----------    ----------

Health care expenses:
 Hospital services                                178,059         111,947          94,934        105,592       107,638
 Physicians and related health care services      198,591         131,019         117,393        110,599       106,617
 Other health care services                        42,382          18,707          12,943          9,741         9,724
 Indemnity costs                                    7,008           2,157              --             --            --
                                               ----------      ----------      ----------     ----------    ----------
  Total health care expenses                      426,040         263,830         225,270        225,932       223,979
                                               ----------      ----------      ----------     ----------    ----------

Selling, general and administrative                86,728          58,504          44,089         33,730        28,590
Guardian joint marketing (income)
 expense, net                                        (809)          2,298              --             --            --
Proxy defense costs                                                   892
Interest                                              388              --              --            378           875
                                               ----------      ----------      ----------     ----------    ----------
     Total expenses                               512,347         325,524         269,359        260,040       253,444
                                               ----------      ----------      ----------     ----------    ----------
Income (loss) before income taxes                 (24,239)         24,419          24,585         20,190        15,451
Income tax expense (benefit)                      (11,275)          8,449          10,451          8,299         6,890
                                               ----------      ----------      ----------     ----------    ----------
Net income (loss)                                ($12,964)       $ 15,970        $ 14,134       $ 11,891      $  8,561
                                               ==========      ==========      ==========     ==========    ==========
Net income (loss) per
 Common Share                                      ($1.39)          $1.70           $1.52       $   1.31      $   1.36
Weighted average shares outstanding                 9,301           9,403           9,307          9,101         6,283

BALANCE SHEET DATA:
  Working capital                               $  16,744        $ 62,585        $ 64,037       $ 58,714      $ 13,091
  Total assets                                    238,310         211,068         207,148        171,456       120,031
  Total long term debt                                 --             --            --                --         5,000
  Stockholders' equity                             96,286         108,881          91,206         77,968        25,586

OPERATING STATISTICS:
  Enrollment (1)                                  400,021         267,116         179,550        158,984       136,832
  Enrollment (monthly average)                    342,576         219,475         173,523        153,251       135,506
  Hospital days per thousand (2)                      272             281             327            360           403
  Medical loss ratio (3)                             89.8%           78.2%           79.0%          82.9%         84.4%

----------
(1)  At end of period.
(2)  On an annualized basis for commercial products only.
(3) Health care expenses as a percentage of premium revenues excluding self-funded product revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows certain income statement data expressed as a percentage of total revenues for the years indicated:

                                                         Year Ended December 31
                                                   ----------------------------------
                                                     1996         1995         1994
                                                   --------     --------     --------
Revenues:
     Premiums                                        98.7 %       98.0 %       98.6%
     Investment and other income                      1.3          2.0          1.4
                                                   --------     --------     --------
       Total revenues                               100.0        100.0        100.0
                                                   --------     --------     --------

Health care expenses:
     Hospital services                               36.5         32.0         32.3
     Physicians and related health care services     40.7         37.5         39.9
     Other health care services                       8.7          5.3          4.4
     Indemnity costs                                  1.4          0.6
                                                   --------     --------     --------
       Total health care expenses                    87.3         75.4         76.6
                                                   --------     --------     --------

Selling, general and administrative expenses         17.8         16.7         15.0
Guardian joint marketing (income) expense, net       (0.2)         0.7          0.0
Proxy defense costs                                    --          0.2           --
Interest                                              0.1          0.0          0.0
                                                   --------     --------     --------
  Total expenses                                    105.0         93.0         91.6
                                                   --------     --------     --------
Income (loss) before taxes                           (5.0)         7.0          8.4
Income tax expense (benefit)                         (2.3)         2.4          3.6
                                                   --------     --------     --------
Net income (loss)                                    (2.7)%        4.6 %        4.8 %
                                                   ========     ========     ========


    The Company's subsidiaries, PHS/CT, PHS/NY, PHS/NJ and Bermuda, have entered into several marketing and reinsurance agreements with The Guardian. Under these agreements, jointly developed managed care and indemnity products are offered to existing Guardian insureds as well as to new prospects. The Company and The Guardian have implemented different ways to share profits and losses under these agreements which vary among the particular states and time periods as described below.

    In Connecticut, PHS/CT wrote 100% of the managed care business and The Guardian wrote 100% of the indemnity business. The parties shared profits and losses through September 30, 1996 pursuant to a "selection adjustment payment" mechanism. Under this arrangement, each party calculated its quarterly profit or loss (net premiums earned, minus claims payments, capitation payments and withholds paid with respect to managed care plans, reserve increases or decreases, administrative charges, commissions and premium taxes, plus investment income). The selection adjustment payment, which was designed to mitigate the effect of potential adverse selection in groups which selected Healthcare Solutions products and enable the parties to share in any long-term profits or loses, then provided that if both parties had losses, no adjustment would be made from one to the other, and each would retain its respective loss. If both parties had profits, the amounts were combined, and the party with the greater profit would make a selection adjustment payment to the other, in an amount equal to half of the profit differential. If only one party had a profit, the profitable party made a selection adjustment payment equal to that party's reported profit, thereby partially or fully reimbursing the other party's loss. If the result was a combined profit, the profitable party would make a selection adjustment payment equal to the other party's loss, increased by half of the combined profit. Selection adjustment calculations were done on a cumulative basis, and accordingly, losses are carried forward to offset against future profits. Because both PHS and The Guardian incurred losses in Connecticut in 1996, no selection adjustment payment was made, and the Company reported 100% of the cumulative losses on the managed care products sold under the Healthcare Solutions product line.

    The parties entered into new agreements with respect to the Connecticut Healthcare Solutions business that were effective as of October 1, 1996. The selection adjustment methodology was replaced with a reinsurance agreement pursuant to which the Company cedes 50% of the risk on the managed care portion of the Healthcare Solutions products to The Guardian. In connection with the conversion to reinsurance, the parties agreed that 50% of the cumulative losses in Connecticut would be offset from amounts otherwise due to The Guardian under the reinsurance agreement when profits, if any, are generated.

In New York, The Guardian cedes 50% of its risk for the out-of-network portion of the POS Healthcare Solutions products to Bermuda and the Company cedes 50% of its risk for HMO products and the in-network portion of the POS Healthcare Solutions products to The Guardian. In New Jersey, the Company cedes 100% of the risk of the out-of-network portion of the POS Healthcare Solutions products and 50% of the risk on the other HMO Healthcare Solutions products to The Guardian and The Guardian retrocedes 50% of the risk for the out-of-network portion of the POS Healthcare Solutions products back to Bermuda. The reinsurance agreements were amended in 1996 to reduce the Company's risk for indemnity Healthcare Solutions products. In New York, the Company was responsible for 10% of the associated losses on the indemnity business between January 1 and June 30, 1996 and did not share risk with respect to the indemnity portion of the Healthcare Solutions business after June 30, 1996. In Connecticut, the agreements were amended effective October 1, 1996 so that the Company will not share risk with respect to the indemnity business in those states following September 30, 1996.

As a result of its arrangements with the Guardian, the Company's percentage growth in its aggregate premium revenue has lagged its percentage growth in enrollment, since a portion of the Healthcare Solutions revenues and expenses that were ceded to The Guardian are omitted from the Company's Statement of Operations. The Company expects that this trend will continue if its Healthcare Solutions products continue to be successful and the enrollment mix between its proprietory products and the Healthcare Solutions products shifts to a greater percentage in Healthcare Solutions. The aggregate revenue is impacted by this mix due to the fact that for its proprietary products the Company retains 100% of the revenue and related healthcare expenses while under the Healthcare Solutions product, 50% of the revenue and related health care expenses are ceded to The Guardian, therefore impacting the aggregate revenue growth compared to aggregate membership growth. Per member, per month ("PMPM") amounts are similarly impacted by this mix due to the fact Healthcare Solutions membership is reflected at 100% and revenue and related health care expenses are reflected at 50%.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Premium revenue increased 40.4% to $481.5 million in 1996 from $343.0 million in 1995, while enrollment at December 31, 1996 increased 49.8% over 1995 to 400,021. As of December 31, 1996, fully-insured enrollees increased 59.9% to 332,363 members up from 207,856 as of December 31, 1995, while self-funded enrollees increased 14.2% to 67,658 members as of December 31, 1996, up from 59,260 at December 31, 1995. The aggregate premium revenue increase lagged the membership growth due primarily to the growth of membership in the Healthcare Solutions product where 50% of the premium revenue and related healthcare costs are ceded to The Guardian pursuant to the agreement and a membership shift in the fully insured product mix to lower benefit, lower PMPM revenue products. Also, enrollee statistics include 100% of the approximately 112,000 members enrolled in Healthcare Solution products at December 31, 1996, while premium revenue includes only the Company's 50% share of the Healthcare Solutions revenues derived from the New York arrangements which became effective July 1, 1995, the New Jersey arrangements effective January 1, 1996, and the Connecticut arrangements effective October 1, 1996.

    Investment and other income declined 5.6% in 1996 from $7.0 million for the year ended December 31, 1995 to $6.6 million for the year ended December 31, 1996. The decline in investment income is due primarily to a decline in invested assets and lower investment yields due to lower interest rates.

    Health care expenses as a percentage of premium revenue (medical loss ratio) increased to 89.8% for 1996 from 78.2% for 1995. The increase in the medical loss ratio resulted from a 7.4% increase in medical costs on a PMPM basis (primarily hospital and prescription drug costs as discussed below) and a decline of 6.5% in the PMPM premium revenue.

    Hospital services expenses increased 59.1% to $178.1 million in 1996 from $111.9 million in 1995. The increase is due primarily to an increase in fully-insured membership. On a PMPM basis, however, hospital services increased 5.7% from 1995 to 1996. This increase is attributable primarily to the recent trend to perform certain lower cost services, which historically had been performed in an in-patient setting, in an out-patient setting. This results in a higher average cost for those services which are still performed in an in-patient setting. Inpatient hospital utilization for fully-insured commercial enrollees decreased 3.2% to 272 days per thousand members, per year for the year ending December 31, 1996 from 281 days per thousand members, per year for the same 1995 period. This decrease was primarily due to the continued trend towards less expensive treatment being provided in the out-patient setting and more effective medical management techniques.

    Physician and related health care expenses increased 51.6% in 1996 from 1995. The increase is primarily due to the 59.9% increase in fully insured membership as well as increases in non-capitated expenses, including costs for out-of-network physicians' services.

    Other health care expenses increased by $23.7 million from 1995 to 1996 due primarily to higher prescription drug costs resulting from an increase in the number of members covered by prescription drug riders. Additionally, there was a shift in membership to drug riders which offered greater benefits. At the same time, fewer generic drugs were prescribed resulting in increased pharmacy costs.

    Indemnity costs reflect the medical costs associated with the indemnity revenue assumed in connection with The Guardian reinsurance arrangement in New York which began in 1995. The Company's net indemnity costs for 1996 were $7.0 million, up from $2.2 million for 1995. As a result of continuing adverse experience related to this business, the Company amended the New York reinsurance agreement to reduce the Company's share of the indemnity business assumed from 50% to 10%, for the period from January 1, 1996 to June 30, 1996. The impact of this adjustment reduced the after tax loss associated with the indemnity business by approximately $900 thousand, which was recorded in the second quarter of 1996. The amendment also provided that the Company will assume no further indemnity risk in the New York market for claims incurred after June 30, 1996. As noted above, after September 30, 1996 the Company did not share risk in connection with the Healthcare Solutions indemnity business in the Connecticut market. Selling, general and administrative expenses increased 48.2% to $86.7 million in 1996 from $58.5 million in 1995. The increase was principally due to additional staffing, outside services and other costs needed to support geographic expansion, product diversification and enrollment growth.

    The Company's effective tax benefit rate was 46.5% for the year ended December 31, 1996, as compared to an effective tax provision rate of 34.6% for the comparable 1995 period. The 1996 effective tax rate resulted primarily from the favorable effect of the income from tax exempt securities which increases the tax benefit when there are losses.

    The Company has undertaken a number of actions intended to restore profitability in 1997. It increased its premiums an average of 4.4% at the end of 1996 for groups renewing in 1997 and may make further adjustments subject to competitive conditions. It has moved to introduce enhanced medical management, which is intended to result in reduced health care expenses on a PMPM basis in 1997. In addition, its contracts with risk entities shift a greater amount of the risk of overutilization to the risk entities, which will provide further protection against rising health care costs. Moreover, the Company has shifted a portion of the Healthcare Solutions membership to capitation arrangements with the Physician Groups. Although there can be no assurance that these changes, among others, will enable the

Company to be profitable in 1997, the Company expects to see significant improvement in its financial results in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement."


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    Premium revenue increased 18.4% to $343.0 million in 1995 from $289.8 million in 1994 while enrollment at December 31, 1995 increased 48.8% over 1994 to 267,116. As of December 31, 1995, fully-insured enrollees increased 55.5% to 207,856 members from 133,676 as of December 31, 1994, while self-funded enrollees increased 29.2% to 59,260 members as of December 31, 1995, up from 45,874 as of December 31, 1994. The premium revenue increase lagged the membership growth due to more aggressive pricing and a shift in fully insured product mix to lower revenue yielding products. Also, enrollee statistics include 100% of the enrollees in New York, while premium revenue includes only the Company's 50% share of revenues derived from the New York Guardian arrangements which become effective July 1, 1995.

    Investment and other income was up 67.5% in 1995 from $4.2 million for the year ended December 31, 1994 to $7.0 million for the year ended December 31, 1995. The increase in investment income was due to improved portfolio yields and a reduction in realized losses.

    Health care expenses as a percentage of premium revenue (medical loss ratio) decreased to 78.2% for 1995 from 79.0% for 1994. The decrease in the medical loss ratio resulted from a 7.0% decline in medical costs on a per member per month basis which was partially offset by a 6.4% decline in the per member per month premium revenue. Total health care expenses increased 17.1% to $263.8 million in 1995 from $225.3 million for 1994.

    Hospital services expenses increased 17.9% to $111.9 million in 1995 from $94.9 million in 1994. On a PMPM basis, hospital services declined 6.8% from 1994 to 1995. The decline was due primarily to a reduction in in-patient hospital utilization which was partially offset by higher out-patient utilization. In-patient hospital utilization for fully-insured enrollees, excluding Medicare cost contract enrollees, decreased 14.1% to 281 days per thousand members per year for the year ending December 31, 1995 from 327 days per thousand members for the same 1994 period.

    Physician and related health care expenses increased 11.6% in 1995 from 1994 despite a 55.5% increase in fully insured enrollees. As a result, physician expense declined 11.8% on a per member per month basis for the year ended December 31, 1995 as compared to the same 1994 period. The decrease is largely due to more favorable capitation arrangements with providers and a shift in membership to lower cost capitated products.

    Other health care expenses increased by $5.8 million from 1994 to 1995 due primarily to higher prescription drug expense resulting from an increase in prescription drug benefit coverage and increased utilization. Additionally, in 1995, other health care expenses includes the Healthcare Solutions profit sharing expense which resulted from The Guardian reinsurance arrangement in Connecticut.

    Indemnity costs reflect the medical costs associated with the indemnity revenue assumed in connection with The Guardian reinsurance arrangement in New York which began in 1995.

    Selling, general and administrative expenses increased 32.7% to $58.5 million in 1995 from $44.1 million in 1994. The increase was principally due to continuing resource commitments to support enrollment growth and the expansion into the Connecticut, New York and New Jersey tri-state region. Additionally, the related administrative infrastructure was also expanded to accommodate the increased growth.

    The Company's effective tax rate declined to 34.6% for the year ended December 31, 1995 from 42.5% for the comparable 1994 period. The decline in the effective tax rate resulted primarily from the shift of much of the Company's investment portfolio into tax exempt municipal bonds and to a slight decline in the statutory state income tax rates. Additionally, the effective tax rate for 1995 was favorably affected by the reconciliation of prior provisions.

LIQUIDITY AND CAPITAL RESOURCES

    PHS has historically financed its operations primarily through internally generated funds. The Company's primary capital requirements are for working capital, principally to fund geographic and product expansion, and to maintain necessary regulatory capital. In addition, the Company's HMO subsidiaries, PHS/CT, PHS/NY and PHS/NJ, and its insurance subsidiaries, are subject to statutory regulations that restrict the payment of dividends.

    Net cash flows for the year ended December 31, 1996 resulted in an increase in cash and cash equivalents of $31.7 million. Although operating cash flows were unfavorably affected by the Company's 1996 loss of $13.0 million, net cash was provided by operating activities of $24.6 million for the year ended December 31, 1996. The difference between the net loss and the net cash provided from operating activities resulted primarily from a $22.3 million increase in hospital incurred but not reported ("IBNR") claims, which was generated from the increase in the volume of claims activity due to the rise in membership and the timing of the related claims payments and from the collection of outstanding advances to hospitals which totalled $5.5 million. Additionally, the amounts due to IPAs, physicians and other providers increased $15.3 million in 1996, reflecting an increase in the amounts payable to non-capitated providers, such as out of network providers, and the timing of those related payments. These items were offset in part by the net increase in receivables of approximately $10.0 million which occurred due to the growth in enrollment from both the Company's proprietary business and from its arrangements with The Guardian. Approximately $44.0 million of net cash was provided by the sales and maturities of marketable securities, of which $34.6 million was used to fund the enhancement of the Company's computer infrastructure and to purchase the Company's new corporate headquarters .

   PHS's net cash used in operations amounted to $9.5 million in 1995. Since The Guardian holds the funds generated by Healthcare Solutions, on which the Company earns interest, and since the funds were not released by year end, operating cash flows in 1995 were unfavorably affected by the arrangements with The Guardian. In addition, IPA withhold percentages were generally decreased in 1995, and as a result, the amounts owed to the IPAs tended to be paid over on a more rapid schedule. Further, accelerated payments related to income taxes and the Medicare cost contract decreased operating cash flows. These items were partially offset by the net income of $16.0 million generated during the year. Cash used for investing activities was $11.7 million for the year ended December 31, 1995, primarily due to capital expenditures of $15.2 million which represented investments in optical imaging technology and other improvements in the computer infrastructure needed to support the Company's expansion.

    Net cash flow during 1994 resulted in an increase in cash and investments to $139.8 million at December 31, 1994 from $112.2 million at December 31, 1993. Cash provided by operating activities totaled $39.3 million, resulting primarily from net income of $14.1 million generated during the period, the timing of the receipt of medical claims and the timing of payments related to other liabilities.

    At December 31, 1994, PHS was no longer required to maintain a restricted cash reserve to comply with the requirement of the Office of Prepaid Healthcare in connection with the Medicare cost contract. In New York, the Company is required to maintain an escrow reserve equal to 5% of estimated health care expenses for the current year, for the protection of enrollees, which, as of December 31, 1996 was $9.0 million. In Connecticut, the Company is required to maintain a statutory minimum unimpaired capital surplus of $1.0 million. The Company is currently in compliance with all applicable statutory capital requirements. The Company is subject to various laws and regulations which, at December 31, 1996, caused the aggregate amount of its restricted net assets to be approximately $38.8 million.

    The Company's expenditures for capital equipment, primarily for computers and related equipment, and in 1996 for the purchase of the Company's new headquarters, totaled $34.6 million, $15.2 million and $9.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company expects to spend additional capital, principally in computer and technology systems enhancements, over the next several years. The Company expects to require additional capital over the next several years and, although it can provide no assurances in this regard, believes that in addition to its current capital resources and internally generated funds, it will be able to obtain financing, if necessary, sufficient for its continued operations.


EFFECT OF INFLATION

    Health care industry costs have been rising annually at rates higher than the Consumer Price Index. To offset this trend, PHS has been able to achieve premium rate increases for its 1997 business which should help mitigate the effect of medical cost inflation on its operations. The Company's premiums are higher than many of its competitors, however, and there can be no assurance that the Company will be able to increase premiums sufficiently to offset the rise in health care costs without jeopardizing the Company's competitive position. In addition, PHS contracts with several major hospitals on a multi-year basis with fixed annual increases. The

Company's risk sharing arrangements with its Physician Groups and other cost control measures, such as its utilization review program, also help to mitigate the effects of price increases on operations. There can be no assurance that the Company's efforts to reduce the impact of inflation will be successful.


CAUTIONARY STATEMENT

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby making cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company.

    The Company wishes to caution readers that the following important factors, among others, could cause the Company's actual financial or enrollment results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to the Company.

PREMIUM STRUCTURE; UNPREDICTABILITY OF MEDICAL COSTS. A substantial amount of the Company's revenues are generated by premiums which represent fixed monthly payments for each person enrolled in the Company's plans. If the Company is unable to obtain adequate premiums because of competitive or regulatory considerations, the Company could incur decreased margins or significant losses. The Company believes that commercial premium pricing will continue to be highly competitive. The Company's revenues from its Medicare and Medicaid programs could be adversely affected if reimbursement rates do not keep pace with rising medical costs. Historically, these rates have been subject to wide variations from year to year. In the event reimbursement were to decline from projected amounts, the Company would attempt to renegotiate its contracts with its health care providers. There can be no assurance that it could successfully renegotiate these financial arrangements and failure to reduce the health care costs associated with such programs could have a material adverse effect upon the Company's business.

    The Company's profitability is also dependent, in large part, upon its ability to accurately project and manage health care costs, including without limitation, appropriate benefit design, utilization review and case management programs, and its risk sharing arrangements with providers, while providing members with quality health care. Health care costs are affected by a variety of factors that are difficult to predict and are not entirely within the Company's control, including the severity and frequency of claims. Medical cost inflation, mandated benefits and other regulatory changes, new technologies, natural disasters, epidemics and other external factors relating to the delivery of health care services, inability to establish acceptable risk sharing arrangements with providers and other factors may adversely affect the Company's ability to manage the costs of providing health care services. In addition, the Company experienced high out-of-network utilization in connection with its POS products in 1996 in New York, which resulted in medical costs for the POS products exceeding budgeted amounts. The Company is seeking to expand its network in New York and institute other measures to limit the risk of high out-of-network utilization. The Company is implementing a variety of measures to help it manage health care costs better. However, there can be no assurance that the Company will be able to continue to reduce its medical costs sufficiently to restore profitability in all its product lines. In light of the expected continuing growth of the POS products, failure to reduce out-of-network utilization could adversely affect the Company's profitability.

    Accrued health care expenses payable in the Company's financial statements include reserves for incurred but not reported claims ("IBNR"), the amount of which is estimated by the Company. The Company estimates the amount of such reserves using standard actuarial methodologies based upon historical data including the average interval between the date services are rendered and the date claims are paid, expected medical cost inflation, seasonality patterns and increases in membership. The Company believes that its reserves for IBNR are adequate in order to satisfy its ultimate claims liability. However, there can be no assurances as to the ultimate accuracy or completeness of such estimates or that adjustments to reserves will not cause volatility in the Company's results of operations.

DEPENDENCE UPON KEY EMPLOYER AGREEMENTS. The Company's ability to obtain and maintain favorable group benefit agreements with employer groups affects the Company's profitability. Currently, 17% of its total commercial enrollment (those groups which are fully insured, which includes 332,363 enrollees) is derived from its largest five fully insured accounts. Fully insured groups produce the highest PMPM revenues for the Company. Although during the Company's most recent fiscal year, no employer group accounted for more than 7.5% of total revenues, the loss of one or more of the larger employer group accounts could have a material adverse effect upon the Company's business. Although only 8% of the Company's total membership in 1996 was enrolled in Medicare and Medicaid programs, that percentage is expected to increase in the future. Loss of one or more of the contracts the Company currently has or expects to have to serve Medicaid or Medicare participants could have a material adverse effect upon the Company's business. Finally, the Company has agreed to certain performance guarantees for certain of the large employer groups with which it contracts. Failure to satisfy such guarantees could result in financial penalties.

KEY PARTNERSHIP. The Company's contracts with The Guardian are expected to represent a significant percentage of the Company's revenue and enrollment in future years. See "Business-Joint Marketing Arrangement with The Guardian." The loss of this relationship could have a material adverse effect on the Company's business.


COMPETITION. Managed care companies and HMOs operate in a highly competitive environment. The Company has numerous types of competitors, both local and national, including, among others, HMOs, PPOs, self-insured employer plans and traditional indemnity carriers, many of which have substantially larger total enrollments, greater financial resources and other characteristics that give them an advantage in competing with the Company. Additional competitors with needs or desires for immediate market share or those with greater financial resources than the Company have entered or may enter the Company's market. The Company also believes that the addition of new competitors can occur relatively easily. In addition, certain of the Company's customers may decide to perform for themselves certain administrative services currently provided by the Company, which could adversely affect the Company's revenues. Significant merger and acquisition activity has occurred in the managed care industry as well as in industries which are suppliers to the Company. This activity may result in stronger competitors or increase health care costs. Increased competitive pressures may limit the Company's ability to increase, or in some instances, maintain premiums, reduce membership levels or decrease profit margins, and there can be no assurance that the Company will not incur increased pricing and enrollment pressure from local and national competitors. Any such pressures could materially affect the Company's results of operations.

GOVERNMENT REGULATION. The Company's business is subject to extensive federal and state laws and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. The laws and regulations governing the Company's business and the interpretation of those laws and regulations are subject to frequent change. Existing or future laws or regulations could force the Company to change the way it does business and may restrict the Company's revenue or enrollment growth or increase its health care and/or administrative costs. In particular, the Company's HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates and approval of policy language and benefits. Although such regulations have not significantly impeded the growth of the Company's business to date, there can be no assurance that the Company will be able to continue to obtain or maintain required governmental approvals or licenses or that regulatory changes will not have a material adverse effect on the Company's business. In addition, delays in obtaining regulatory approvals or moratoriums imposed by regulatory authorities could adversely effect the Company's ability to bring new products to market as forecasted. The Company is also subject to various governmental audits and investigations. Such activities could result in the loss of required licenses or the right to participate in certain programs, or the imposition of penalties and/or other sanctions . In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect the Company's reputation in various markets and make it more difficult for the Company to sell its products and services.

MANAGEMENT INFORMATION SYSTEM. The Company's management information system is critical to its current and future operations. The information gathered and processed by the Company's management information system assists the Company in, among other things, pricing its services, monitoring utilization and other cost factors, processing provider claims, providing bills on a timely basis and identifying accounts for collection. Any difficulty associated with or failure to successfully implement the current conversion of its management information system, or any inability to expand processing capability in the future in accordance with its business needs, could result in a loss of existing customers and difficulty in attracting new customers, customer and provider disputes, regulatory problems, increases in administrative expenses or other adverse consequences.

NEW SERVICE AREAS AND PRODUCTS. The Company recently undertook a significant expansion of its geographic market area. In addition, it recently introduced several new products, including Medicare risk and Medicaid products. The success of its geographic and product expansion efforts depends in large part on its ability to develop market share in a highly competitive market and to develop the infrastructure necessary to support the forecasted enrollment growth. The Company believes that it has budgeted sufficient amounts to meet its growth expectations; however, there can be no assurance that it will not require greater resources than expected or that it will be successful in its marketing efforts. Furthermore, although it believes it has introduced programs to effectively manage its new products, there can be no assurance that the health care and other costs associated with such programs will not be greater than revenues. Medicare risk contracts provide revenues which are generally higher per member than those for non-Medicare members, and thus provide an opportunity for increased profits and cash flow. Such risk contracts, however, also carry certain risks such as higher comparative medical costs, government regulatory and reporting requirements, the possibility of reduced or insufficient government reimbursement in the future, and higher marketing and advertising costs per member as the result of marketing to individuals as opposed to groups.

POSSIBLE VOLATILITY OF COMMON STOCK PRICE. Recently, there has been significant volatility in the market prices of securities of companies in the health care industry, including the price of the Company's Common Stock. Many factors, including medical cost increases, analysts' comments, speculation about a possible merger or acquisition, announcements of new legislative proposals or laws relating to health care reform, the performance of, and investor expectations for, the Company, the trading volume of the Company's Common Stock and general economic and market conditions, may influence the trading price of the Company's Common Stock. Accordingly, there can be no assurance as to the price at which the Company's Common Stock will trade in the future.

NEGATIVE PUBLICITY. The managed care industry has recently received a significant amount of negative publicity. Such general publicity, or any negative publicity regarding the Company in particular, could adversely affect the Company's ability to sell its products or services or could create regulatory problems for the Company. Recently, the managed care industry has experienced significant merger and acquisition activity. Speculation or uncertainty about the Company's future could adversely affect the ability of the Company to market its products.

ACCREDITATION. Certain of the Company's customers or potential customers consider rating, accreditation or certification of the Company by various private or governmental bodies or rating agencies as necessary and/or important. The Company currently has three year accreditation from the National Committee on Quality Assurance ("NCQA") which will expire in May, 1997. NCQA visited the Company's offices in connection with its reaccrediation in late March 1997. Should the Company fail to maintain three-year NCQA accreditation, or obtain any other certification or accreditation as may be deemed to be necessary and/or important by customers, it may adversely affect the Company's ability to obtain or retain the business of such customers.

ADMINISTRATIVE EXPENSE. The level of administrative expense is a partial determinant of the Company's profitability. While the Company attempts to effectively manage such expenses, increases in staff-related and other administrative expenses may occur as a result of business or product expansion, changes in business, acquisitions, regulatory requirements or other reasons. Such expense increases are not clearly predictable and increases in administrative expenses may adversely affect financial results.

The Company currently believes that it has a relatively experienced, capable management staff. Loss of certain managers or a number of such managers could adversely affect the Company's ability to administer and manage its business.

LITIGATION AND INSURANCE. The Company is subject to a variety of legal actions to which any corporation may be subject. In addition, because of the nature of its business, the Company incurs and likely will continue to incur potential liability for claims related to its business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes and claims related to self-funded business. It is possible that punitive or substantial non-economic damages may be sought in cases of this nature. While the Company currently has insurance coverage for some of these potential liabilities, others may not be covered by insurance, the insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

PROVIDER RELATIONS. One of the significant techniques that the Company uses to manage health care costs and utilization is contracting with physicians, hospitals and other providers. Because of the large number of providers with which the Company contracts, the Company currently believes that it has a limited exposure to provider relations issues. In any particular market, however, providers could refuse to contract with the Company, demand higher payments or take other actions which could result in higher health care costs, less desirable products for customers and members or difficulty in meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organization or multi-speciality physician groups, may have significant market positions. Such groups may also compete directly with the Company. If such providers refuse to contract with the Company or utilize their market position to negotiate favorable contacts or place the Company at a competitive disadvantage, the Company's ability to market products or to be profitable in those areas could be adversely affected.

In addition, the Company has recently entered into a number of contracts with physician/hospital organizations and other physician groups that place a significant percentage of the risk of overutilization on those groups. Although this technique is believed to be advantageous to the Company insofar as it limits the Company's risk, failure of one or more of the physician/hospital or other physician groups to successfully manage the risk could have a material adverse effect on the Company's business and results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this Item is submitted in Item 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information required by this Item is incorporated herein by reference to the Company's 1997 Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the Company's 1997 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to the Company's 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated herein by reference to the Company's 1997 Proxy Statement.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   All financial statements - see Index to Consolidated Financial
          Statements and Schedules on page 33.

     2. Financial statement schedules - see Index to Consolidated Financial Statements and Schedules on page 33.

     3.   Exhibits - see Exhibit Index on page 55.

(b)  Reports on Form 8-K

          None

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Shelton and State of Connecticut on the 27th day of March, 1997.


                                    PHYSICIANS HEALTH SERVICES, INC.



                                    By:  /S/Robert L. Natt
                                         -----------------
                                    President and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 27th, 1996.

     Signature                    Title
     ---------                    -----



/S/Robert L. Natt                 Principal Executive Officer
-----------------
Robert L. Natt


/S/James L. Elrod, Jr.            Principal Financial Officer
----------------------------
James L. Elrod, Jr.



/S/Craig Dupont                   Principal Accounting Officer
--------------------
Craig Dupont



/S/Lewis Bader, M.D.              Director
--------------------
Lewis Bader, M.D.



/S/Larry Coletti, M.D.            Director
----------------------
Larry Coletti, M.D.

/S/Melvin P. Coolidge, M.D.       Director
---------------------------
Melvin P. Coolidge, M.D.



/S/Arnold DoRosario, M.D.         Director
-------------------------
Arnold DoRosario, M.D.



/S/Santiago Escobar, M.D.         Director
-------------------------
Santiago Escobar, M.D.



/S/Richard Freeman                Director
------------------
Richard Freeman



/S/David Grayer, M.D.             Director
---------------------
David Grayer, M.D.



/S/Michael E. Herbert             Director
---------------------
Michael E. Herbert



/S/A. Thomas Licciardello, M.D.   Director
-------------------------------
A. Thomas Licciardello, M.D.



/S/Andrew Lozyniak                Director
------------------
Andrew Lozyniak



/S/Murray A. Morrison, M.D.       Director
---------------------------
Murray A. Morrison, M.D.



/S/Joseph E. Nechasek, Ph.D.      Director
----------------------------
Joseph E. Nechasek, Ph.D.

/S/Noel R. Newman, Esq.           Director
-----------------------
Noel R. Newman, Esq.



/S/Kenneth Sacks, M.D.            Director
----------------------
Kenneth Sacks, M.D.



/S/Edward Sawicki, M.D.           Director
-----------------------
Edward Sawicki, M.D.



/S/Arthur H. Sheer                Director
------------------
Arthur H. Sheer



/S/Bernard Sherlip, M.D.          Director
------------------------
Bernard Sherlip, M.D.



/S/John C. Washburn               Director
-------------------
John C. Washburn

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                Page
                                                                                ----
Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . . .  34
Consolidated Balance Sheets as of December 31, 1996 and 1995. . . . . . . . . .  35
Consolidated Statements of Operations for the years ended December 31, 1996,
1995 and 1994  . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . .  36
Consolidated Statements of Shareholders' Equity for the years ended December 31,
1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
Consolidated Statements of Cash Flows for the years ended December 31, 1996,
1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . 39
Schedule I - Condensed Financial Information of Registrant .  . .  . . . . . . . 51
Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . 54

                         Report of Independent Auditors



Board of Directors
Physicians Health Services, Inc.

We have audited the consolidated balance sheets of Physicians Health Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Physicians Health Services, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments in debt and equity securities.



Stamford, Connecticut
March 14, 1997

                                                               ERNST & YOUNG LLP

                        Physicians Health Services, Inc.

                          Consolidated Balance Sheets

                                               DECEMBER 31
                                             1996        1995
                                          ----------------------

                                          (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents                  $ 39,213    $  7,536
 Investments available for sale, at
  fair value:
  Fixed maturity securities                   59,115     102,130
  Equity securities                               --       1,355
 Accounts receivable, less allowances         38,028      31,548
   (1996-$1,781 and 1995-$1,050)
  Other receivables                           19,696      14,815
  Advances to participating hospitals            400       5,903
 Prepaid expenses and other                    1,154         204
                                          ----------------------

                TOTAL CURRENT ASSETS         157,606     163,491

Property, plant and equipment:
 Land                                          8,822       3,322
 Building and improvements                    26,938      14,645
 Furniture and equipment                      46,559      29,817
                                          ----------------------

                                              82,319      47,784

Less accumulated depreciation and
 amortization                                 15,273      11,028
                                          ----------------------
                                              67,046      36,756
Other assets (including restricted
 investments)                                 13,658      10,821
                                          ----------------------
                TOTAL ASSETS                $238,310    $211,068
                                          ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accrued hospital and other health care
  expenses                                  $ 46,153    $ 23,878
 Unearned premiums                            27,757      25,022
 Amounts due to IPAs, physicians and
  other providers                             53,103      37,806
 Accounts payable and accrued expenses        13,849      14,199
                                          ----------------------
                TOTAL CURRENT LIABILITIES    140,862     100,905

Excess of net assets over cost of
 company acquired                              1,162       1,282
                                          ----------------------
                        TOTAL LIABILITIES    142,024     102,187

Stockholders' equity:
 Preferred Stock, par value $0.01 per
  share - authorized 500 shares,
       none issued                                --          --
 Class A Common Stock, par value $0.01
  per share - authorized 13,000,000
  shares; issued and outstanding 1996 -
  5,566,023 shares; 1995 - 5,310,347
  shares; voting rights - 1 per share             56          53

 Class B Common Stock, par value $0.01
  per share; non-transferable;
  authorized and issued 1996 -
  3,829,880 shares; 1995 - 4,052,974
  shares; voting rights - 10 per share            38          41


Additional paid-in capital                    41,360      40,760
Net unrealized gains on marketable
  securities, net of tax                         279         510
Retained earnings                             54,554      67,518
                                          ----------------------
                                              96,287     108,882
Less cost of Class B Common Stock
 (86,400 shares) in Treasury                       1           1
                                          ----------------------
                TOTAL STOCKHOLDERS' EQUITY    96,286     108,881
                                          ----------------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                             $238,310    $211,068
                                          ======================

See notes to consolidated financial statements.

                        PHYSICIANS HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEAR ENDED DECEMBER 31
                                             1996       1995      1994
                                        --------------------------------
                                          (DOLLARS IN THOUSANDS, EXCEPT
                                                 PER SHARE DATA)
REVENUES:
 Premiums                                  $481,534   $342,975  $289,784
 Investment and other income                  6,574      6,968     4,160
                                        --------------------------------
                                            488,108    349,943   293,944
Costs and expenses:
 Hospital services                          178,059    111,947    94,934
 Physicians and related health care
  services                                  198,591    131,019   117,393
 Other health care services                  42,382     18,707    12,943
 Indemnity costs                              7,008      2,157        --
 Selling, general and administrative
  expenses                                   86,728     58,504    44,089
 Guardian joint marketing expense
  (income), net                                (809)     2,298        --
 Proxy defense costs                             --        892        --
 Interest expense                               388         --        --
                                        --------------------------------
                                            512,347    325,524   269,359

Income (loss) before income taxes           (24,239)    24,419    24,585
Income tax expense (benefit)                (11,275)     8,449    10,451
                                        --------------------------------
Net income (loss)                          $(12,964)  $ 15,970  $ 14,134
                                        ================================

Net income (loss) per common share           $(1.39)     $1.70     $1.52
                                        ================================

Weighted average number of common and
 common equivalent shares outstanding         9,301      9,403     9,307
                                        ================================

See notes to consolidated financial statements.

                        PHYSICIANS HEALTH SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              YEAR ENDED DECEMBER 31
                                            1996       1995       1994
                                        -------------------------------
                                             (DOLLARS IN THOUSANDS)
CLASS A COMMON STOCK
Balance at beginning of period            $     53   $     49   $    45
Conversion of Class B Common Stock into
 Class A Common Stock:
 1996 - 223,094 shares, 1995 - 437,537
  shares, 1994 - 435,228 shares                  3          4         4
Options exercised:
 1996 - 32,582 shares, 1995 - 14,974
  shares, 1994 - 3,558 shares
                                        -------------------------------
Balance at end of period                  $     56   $     53   $    49
                                        ===============================

CLASS B COMMON STOCK
Balance at beginning of period            $     41   $     45   $    49
Conversion of Class B Common Stock into
 Class A Common Stock:
 1996 - 223,094 shares, 1995 - 437,537
  shares, 1994 - 435,228 shares                 (3)        (4)       (4)
                                        -------------------------------
Balance at end of period                  $     38   $     41   $    45
                                        ===============================

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period            $ 40,760   $ 40,514   $40,461
Exercise of stock options                      600        246        53
                                        -------------------------------
Balance at end of period                  $ 41,360   $ 40,760   $40,514
                                        ===============================

NET UNREALIZED GAINS (LOSSES) ON
 MARKETABLE SECURITIES, NET OF TAX
Balance at beginning of period            $    510   $   (949)  $   --
Net unrealized gain at date of adoption
 of SFAS 115, net of tax                        --         --       184
Net unrealized gain (loss)                    (231)     1,459    (1,133)
                                        -------------------------------
Balance at end of period                  $    279   $    510   $  (949)
                                        ===============================

RETAINED EARNINGS
Balance at beginning of period            $ 67,518   $ 51,548   $37,414
Net income (loss)                          (12,964)    15,970    14,134
                                        -------------------------------
Balance at end of period                  $ 54,554   $ 67,518   $51,548
                                        ===============================

TREASURY STOCK
Balance at beginning and end of period    $     (1)  $     (1)  $    (1)

TOTAL STOCKHOLDERS' EQUITY
Balance at beginning of period            $108,881   $ 91,206   $77,968
Exercise of stock options                      600        246        53
Net income (loss)                          (12,964)    15,970    14,134
Net unrealized gain (loss) on
 marketable securities, net of tax            (231)     1,459      (949)
                                        -------------------------------
Balance at end of period                  $ 96,286   $108,881   $91,206
                                        ===============================

See notes to consolidated financial statements.

                        PHYSICIANS HEALTH SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31
                                             1996        1995        1994
                                        -----------------------------------
                                               (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                         $ (12,964)  $  15,970   $  14,134
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 for) operating activities:
  Depreciation and amortization               4,302       3,064       2,364
  Provision for doubtful accounts             1,485         103       1,423
  Amortization of excess of net assets
   over cost of company acquired               (120)       (120)       (120)

  Deferred income tax expense (benefit)         690       1,421        (233)
  Changes in assets and liabilities:
   Accounts receivable                       (7,965)     (4,453)     (3,273)
   Other receivables                         (4,881)    (13,043)     (1,217)
   Advances to participating hospitals        5,503       1,619       3,794
   Prepaid expenses and other                  (950)        708        (114)
   Accrued health care expenses              22,275      (1,232)     (4,028)
   Unearned premiums                          2,735         631       2,233
   Due to IPAS, Physicians and other
    providers                                15,297      (5,793)      8,076
   Accounts payable and accrued expenses       (856)     (8,367)     16,292
                                          ---------------------------------
Net cash provided by (used for)
 operating activities                        24,551      (9,492)     39,331

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment                                  (34,633)    (15,168)     (9,711)
Disposals of property, plant and
 equipment                                       41          14         226
Net increase in other assets                 (2,837)     (6,916)       (674)
Purchases of marketable securities         (242,451)   (324,877)   (340,176)
Proceeds from sales of marketable
 securities                                 286,406     335,262     332,629
                                          ---------------------------------
Net cash provided from (used for)
 investing activities                         6,526     (11,685)    (17,706)

FINANCING ACTIVITIES
Proceeds from revolving credit line          18,000          --          --
Repayment of revolving credit line          (18,000)         --          --
Exercise of stock options                       600         246          53
                                          ---------------------------------
Net cash provided by financing
 activities                                     600         246          53
                                          ---------------------------------

Increase (decrease) in cash and cash
 equivalents                                 31,677     (20,931)     21,678
Cash and cash equivalents at beginning
 of year                                      7,536      28,467       6,789
                                          ---------------------------------
Cash and cash equivalents at end of year  $  39,213   $   7,536   $  28,467
                                          =================================

See notes to consolidated financial statements.

                       Physicians Health Services, Inc.

                  Notes to Consolidated Financial Statements

                               December 31, 1996



1. ORGANIZATION AND BUSINESS

Physicians Health Services, Inc. (the "Company" or "PHS") is a holding company which owns nine subsidiary corporations: Physicians Health Services of Connecticut, Inc. (PHS/CT), Physicians Health Services of New York, Inc. (PHS/NY), Physicians Health Insurance Services, Inc. (PHIS), PHS Investments, Inc., Physicians Health Services (Bermuda), Ltd. (PHS/Bermuda), Physicians Health Services of New Jersey, Inc. (PHS/NJ), (which was licensed in January
1996), PHS Insurance of Connecticut, Inc. (PHS Insurance CT), Physicians Health Services Insurance of New York, Inc. (PHS Insurance NY), and PHS Real Estate, Inc. (PHS RE). PHS/CT and PHS/NY have been designated by the Department of Health and Human Services (DHHS) as federally qualified Health Maintenance Organizations (HMOs).

PHS/CT, PHS/NY and PHS/NJ operate as health maintenance organizations in Connecticut, New York and New Jersey, respectively, and are regulated by their respective state insurance departments. PHS/NY and PHS/NJ are also regulated by the Department of Health and Human Services and New Jersey Department of Health and Senior Services, respectively. State regulations include reserve and cash flow requirements and restrictions on the ability to pay dividends. Subscribers pay monthly premiums which entitle them to comprehensive health services as needed, according to the terms of their contracts.

PHIS, which is licensed as an insurance broker, was formed to market insurance products to enrollees. The operations of PHIS for all years presented were not significant.

PHS Insurance CT and PHS Insurance NY operate in and are regulated by the Insurance Departments of Connecticut and New York, respectively. These companies are licensed to write accident and health indemnity insurance although no business has yet been written.

PHS/Bermuda is an offshore property and casualty reinsurer that was formed to support the business needs of the Company. This includes an agreement to reinsure certain business with The Guardian Life Insurance Company of America (see Note 10).

PHS/CT operates throughout most of Connecticut with a significant portion of its enrollees currently located in Fairfield County. PHS/NY operates only in New York's Westchester, Putnam, Dutchess, Rockland and Orange Counties, and the metropolitan New York City and Long Island regions. PHS/NJ operates throughout New Jersey. The Company's membership consists of commercial, government and self-funded members.

PHS RE has a wholly owned subsidiary, PHS Real Estate II, Inc. (PHS RE II), which owns the Company's new corporate headquarters. The operations of PHS RE and PHS RE II were not significant.

The Company's managed care products include traditional HMO products, in both open access and gatekeeper models, point of service ("POS") products, administrative services only ("ASO") plans and Medicare and Medicaid plans.

The Company contracts with physician groups, such as IPAs, PHOs, and multi-specialty groups (collectively, "Physician Groups"), individual physicians and other health care providers for a defined range of health services, including primary and specialty care. The Company's contracts with providers include discounted fee for service arrangements as well as capitated group arrangements in which the contracting Physician Group assumes a significant amount of the risk of overutilization. The Company currently has contracts with four IPAs, three PHOs and one large physician group ("Group") that provide for most of its physician services in its Connecticut service area. In New York and New Jersey, the Company generally contracts directly with physicians and other health care providers. Under the typical Physician Group arrangements, the Physician Group receives a fixed monthly capitation payment for each member selecting a primary care physician from that Physician Group. Capitation rates and any increases thereto are negotiated for the term of the contract. The capitation payment is designed to cover not only the professional medical services (including ancillary tests and services) rendered by the physicians and other providers associated with that Physician Group but also includes payments for certain other services rendered to the enrollee by providers who are not members of the Physician Group. Services covered by the capitation payment include, among other things, virtually all physician claims (whether inpatient or outpatient, including authorized out-of-plan care) and care rendered by other professionals such as physical therapists and psychologists. In certain of the contracts, the Physician Groups also are at risk for hospital, pharmacy and other facility expenses. The Company does not capitate physicians directly.

The capitation payments to Physician Groups other than the PHOs typically do not cover hospital and other facility expenses, although the Physician Groups are partially at risk for non-Medicare and non-Medicaid hospital utilization. The Company establishes an annual per member, per month target for hospital expenses. The amount varies by benefit plan and Physician Group, and encompasses both inpatient and outpatient costs. If total hospital expenses generated by the Physician Group exceed the applicable hospital expense target, the Company withholds from amounts owed by it to the Physician Group all or a portion of the excess over budget, in most cases one-half of the excess over budget. If actual costs are less than budgeted targets, the Physician Group receives from the Company an incentive credit typically equal to forty to fifty percent of the amount by which actual costs are less than budgeted targets.

In its New York and New Jersey expansion areas and in areas in Connecticut not served through Physician Group contracts, the Company contracts for services principally through direct contracts with individual physicians and other health care providers. In addition, the Company contracts with two IPAs in the northern counties of its New York service area. The Company withholds a percentage of reimbursement for services rendered pursuant to its direct physician contracts against budgeted amounts to manage excessive utilization.

The Company generally negotiates contracts with hospitals that include compensation on a per diem basis (at a daily rate, without regard to the scope of services actually provided). Other compensation arrangements with hospitals include charged-based discounts (negotiated discounts from the hospital's billed charges) and all inclusive case rates. In the case of non-participating hospitals, the Company pays either hospital billed charges or negotiated discounted charges. Additionally, some hospital contracts include per case, all-inclusive payment arrangements for select procedures such as maternity care.

                       Physicians Health Services, Inc.

1. ORGANIZATION AND BUSINESS (CONTINUED)

At December 31, 1996, three of the IPA's own common stock of the Company aggregating approximately 32% (which entitle them to 68% of the vote on matters submitted to the Stockholders), with one IPA (Greater Bridgeport Individual Practice Association) owning approximately 27% (58% of the vote). Capitation expenses incurred relating to these three IPA's which are included in physician and related healthcare expenses in the accompanying statements of operations amounted to $55,019,000, $68,523,000 and $65,091,000 for the years ended
December 31, 1996, 1995 and 1994 respectively. At December 31, 1996 and 1995 amounts payable to these IPA's were $21,622,000 and $10,388,000, respectively.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for PHS/NJ which is 80% owned by the Company with a 20% minority interest owned by Mastercare Companies, Inc. (See Note 11). Such minority interest was not material to the accompanying consolidated financial statements. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Premiums from subscribers and assumed or ceded under reinsurance agreements are reflected in operations as earned on a pro-rata basis over the period of coverage. Premiums for periods extending beyond year-end are classified as unearned premiums. The Company maintains an allowance for doubtful accounts at a level management believes is sufficient to cover potentially uncollectible amounts.

PHYSICIANS AND RELATED HEALTH CARE SERVICES

The costs of physicians and related health care services are accrued for in the period they are provided to enrollees. For the services provided for by individually contracted physicians, the accrual for the incurred but not reported claims represent the estimated liability on outstanding claims, based upon an evaluation of reported claims. Such estimates are continually monitored and, as estimates are adjusted, they are reflected in current operations. The amounts accrued under capitation arrangements with IPA's are increased or decreased based on a comparison of the HMO's hospitalization costs to contractual targets.

                       Physicians Health Services, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

HOSPITAL AND OTHER HEALTH CARE SERVICES

The cost of health care services is accrued in the period they are provided to enrollees. The amounts accrued for hospital and other health care expenses represent the estimated liabilities for reported and unreported claims. The reserves for incurred but not reported claims represent the estimated liability on outstanding claims, based on an evaluation of reported claims. The estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, the resulting differences are reflected in current operations. Although considerable variability is inherent in such estimates, management believes that reported reserves are adequate in the aggregate to cover the ultimate resolution of incurred claims.

CONTRACTS WITH HEALTH CARE FINANCING ADMINISTRATION

Prior to 1996, the Company had entered into a "cost based" contract with the Health Care Financing Administration ("HCFA"). Under this contract, HCFA pays the Company a fixed per member per month amount for physician services, while HCFA pays the costs for inpatient and outpatient services. During 1996, the Company entered into a "risk based" contract with HCFA. Under the risk-based contract the Company is paid a fixed per member, per month amount by HCFA for all services provided. The Company bears the risk that the actual costs of health care services may exceed the per member, per month amount. The risk based contract is intended to replace the cost based contract for new enrollees.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter. Included in property, plant and equipment are the costs related to the development of a new managed care information system, approximately $18,600,000 at December 31, 1996. This new system is expected to be implemented in late 1997. Amortization of the cost of the new system will begin upon its implementation and continue on a straight-line basis over its estimated useful life.

EXCESS OF NET ASSETS OVER COST OF COMPANY ACQUIRED

The excess of net assets over the cost of company acquired is being amortized by the straight-line method over a 20 year period ending August 31, 2006. Accumulated amortization was $1,240,000 and $1,120,000 at December 31, 1996 and 1995, respectively.

PER SHARE DATA

Per share data are based on the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of stock options. Fully diluted per share data are not presented as they are not materially different from primary earnings per share data.

                       Physicians Health Services, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

In 1996, the Company implemented the supplemental pro forma provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123, if adopted, requires companies to recognize compensation expense for grants of restricted stock, stock options and similar equity instruments to employees and directors based on their respective fair values at the date of grant. However, the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") may still be utilized with supplemental pro forma disclosures of net income and earnings per share being made in the footnotes as if the accounting provisions of SFAS 123 had been adopted. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company continues to apply the requirements of APB 25 in the accompanying financial statements with supplemental pro forma disclosures provided in the notes to the consolidated financial statements (See note 8).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, other receivables, advances to participating hospitals and all current liabilities have fair values that approximate their carrying amounts.

INVESTMENTS

In May 1993, the Financial Accounting Standards Board issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard as of January 1, 1994, and categorizes its investments in fixed maturity and equity securities as "available for sale." Accordingly, such investments are reported at fair value with changes in unrealized gains and losses disclosed separately, net of taxes, in stockholders' equity. Fair values are based primarily on quoted market prices.

Investment income includes realized investment gains and losses on the sale or maturity of investments, determined by the specific identification method, and dividends and interest, which are recognized when earned. The amortization of premium and accretion of discount for fixed maturities is computed utilizing the interest method.

INCOME TAXES

Income taxes have been provided using the liability method in accordance with SFAS 109, "Accounting for Income Taxes."

RECLASSIFICATIONS

Certain reclassifications were made to conform prior year amounts to current year presentation.

                       Physicians Health Services, Inc.

3. EXCESS OF LOSS REINSURANCE AGREEMENT

During 1996 the Company limited the amount of its risk on eligible hospital claims for any one member in a contract year by acquiring reinsurance coverage for claims in excess of $600,000 per member, per year for PHS/CT, PHS/NY and PHS/NJ. The reinsurance contracts allow the Company to transfer to the reinsurer 80% of the next $400,000 of claims per member per year. The contract limits covered claims to $2 million per member per lifetime (including the deductible). During 1995 and 1994, the Company acquired reinsurance coverage for claims in excess of $250,000 per member, per year for PHS/CT and $100,000 per member, per year for PHS/NY. Those reinsurance policies allowed the Company to transfer to the reinsurer 80% of the next $750,000 (PHS/CT) and $900,000 (PHS/NY) of the amount of claims in excess of the aforementioned annual retentions. Reinsurance expense and recoveries are included in other health care services.

Reinsurance expense was $910,000, $1,300,000, and $636,000, for 1996, 1995 and
1994, respectively. Recoveries were $311,000, $60,000, and $106,000 for 1996,
1995, and 1994, respectively.

4. INVESTMENTS AND OTHER INCOME

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments are as follows (in thousands):

                                                   DECEMBER 31, 1996
                                     -----------------------------------------
                                                  GROSS       GROSS
                                     AMORTIZED  UNREALIZED  UNREALIZED  FAIR
                                       COST       GAINS      LOSSES     VALUE
                                     -----------------------------------------
U.S. Government and its agencies     $  5,598      $  -        $15    $  5,583
Corporate securities                   12,803         5         20      12,788
Municipals                             40,242       503          1      40,744
                                     -----------------------------------------
Total fixed securities               $ 58,643      $508        $36    $ 59,115
                                     =========================================

                                                   DECEMBER 31, 1995
                                     -----------------------------------------
                                                  GROSS       GROSS
                                     AMORTIZED  UNREALIZED  UNREALIZED  FAIR
                                       COST       GAINS      LOSSES     VALUE
                                     -----------------------------------------
U.S. Government and its agencies     $ 10,629      $ 22     $ -       $ 10,651
Corporate securities                    1,535        14       -          1,549
Municipals                             89,017       936      23         89,930
                                     -----------------------------------------
  Fixed securities                    101,181       972      23        102,130
Equity securities                       1,417         -      62          1,355
                                     -----------------------------------------
  Total                              $102,598      $972     $85       $103,485
                                     =========================================

                       Physicians Health Services, Inc.

4. INVESTMENTS AND OTHER INCOME (CONTINUED)

At December 31, 1996, the contractual maturities of investments in fixed maturities are as follows (in thousands):


                                                AMORTIZED      FAIR
                                                  COST         VALUE
                                             ---------------------------

Due in one year or less                        $  25,037       $25,131
Due after one year through five years             33,106        33,485
Due after ten years                                  500           499
                                             ---------------------------
                                               $  58,643       $59,115
                                             ===========================

Major sources of and related amounts of net investment and other income are as follows (in thousands):



                                                 YEAR ENDED DECEMBER 31
                                               1996      1995        1994
                                           ----------------------------------

Dividends and interest income from
 investments                                  $5,444    $7,099     $ 5,091
Realized gains                                   139       385         290
Realized losses                                  (99)     (366)     (1,170)
Investment expenses                             (132)     (193)       (258)
                                           ----------------------------------
Net investment income                          5,352     6,925       3,953
Interest on Guardian Receivable                  866        --          --
Other income                                     356        43         207
                                           ----------------------------------
Net investment and other income               $6,574    $6,968     $ 4,160
                                           ==================================

5. INCOME TAXES

Significant components of income tax expense (benefit) were as follows (in thousands):



                                                 YEAR ENDED DECEMBER 31
                                               1996      1995        1994
                                           ----------------------------------

Current income tax expense (benefit):

  Federal                                   $(10,004)   $5,428     $ 7,720
  State                                       (1,961)    1,600       2,964
                                           ----------------------------------
                                             (11,965)    7,028      10,684
Deferred income tax expense (benefit)            690     1,421        (233)
                                           ----------------------------------
Income tax expense (benefit)                $(11,275)   $8,449     $10,451
                                           ==================================

The following is a reconciliation of federal income tax expense computed at statutory rates to the amount of income tax expense reflected in the consolidated statements of operations (in thousands):



                                                 YEAR ENDED DECEMBER 31
                                               1996      1995        1994
                                           ----------------------------------

Federal income tax (benefit) at
 statutory rates                            $(8,484)    $ 8,547     $ 8,605
State income taxes (net of federal
 tax benefit)                                (1,750)      1,773       1,938
Tax exempt interest                          (1,239)     (1,790)          -
Other                                           198         (81)        (92)
                                           ----------------------------------
Income tax expense (benefit)               $(11,275)    $ 8,449     $10,451
                                           ==================================

                       Physicians Health Services, Inc.

5. INCOME TAXES (CONTINUED)

Net deferred tax liabilities, which are included in accounts payable and accrued expenses, reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's net deferred tax liabilities as of December 31 are as follows (in thousands):



                                                           1996      1995
                                                     -----------------------

Deferred tax assets:
 Provision for bad debts                                 $  748    $  444
 Nondeductible hospitalization accruals                     968       643
 Accrued vacation                                           611       428
 State net operating loss carryforward                    1,864         -
 Other                                                      370         -
                                                     -----------------------
Total deferred tax assets                                 4,561     1,515

Deferred tax liabilities:
 Unrealized gains on investments                            193       377
 Depreciation                                             1,075     1,090
 Tax credit for research activities                       4,242       751
 Prepaid expenses                                           240         -
 Accrued market discount on bonds held                      443       423
                                                     -----------------------
Total deferred tax liabilities                            6,193     2,641
                                                     -----------------------
Net deferred tax liability                               $1,632    $1,126
                                                     =======================


As a result of current year losses, approximately $27.0 million of state tax loss carryforwards will be available for use to offset future state taxable income through 2001.

The Company paid income taxes of $904,000 in 1996, $10,754,000 in 1995, and $7,059,000 in 1994.

6. LEASES

The Company leases office space for ten branch locations.

Future minimum lease payments under noncancelable operating leases with remaining terms of one year or more consisted of the following at December 31, 1996 (in thousands):



                1997                        $ 2,530
                1998                          2,573
                1999                          2,465
                2000                          2,264
                2001                          1,779
                2002 and thereafter           5,094
                                          -----------
                                            $16,705
                                          ===========

Total rent expense was $2,784,000 in 1996, $1,423,000 in 1995, and $420,000 in 1994.

                       Physicians Health Services, Inc.

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigation and claims arising in the normal course of business which management believes, based upon discussions with legal counsel, will not have a material adverse effect on the accompanying financial statements.

During 1996, the Company entered into a revolving credit agreement under which it borrowed $18 million to provide short-term financing for the purchase of the Company's new headquarters. In the fourth quarter the Company repaid amounts due under the credit agreement and terminated the credit line. Total interest expense paid in connection with this agreement was approximately $388,000.

The Health Reinsurance Association ("HRA") provides for otherwise unavailable health insurance coverage to uninsured or underinsured Connecticut residents. All health insurers, including HMOs, licensed in Connecticut are subject to assessment by the HRA to the extent the HRA incurs net losses. Assessments are based on premiums written and amounted to $1,018,000, $692,000, and $800,000 in 1996, 1995 and 1994, respectively.

PHS/NY is subject to a community rating law which establishes a pooling mechanism providing for payments to insurers writing policies for a disproportionate share of individuals with certain demographic characteristics and catastrophic medical expenses. Depending on the age and sex characteristics of an insurer's members, an insurer will either make payments to or receive payments from the state pooled fund. Expenses related to the demographic pool were $3,180,000 in 1996, $1,483,000 in 1995 and $1,152,000 in 1994.

For further commitments, refer to Note 11.

8. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

The Company sponsors a defined contribution pension plan covering all full-time eligible employees (as defined). Contributions are based on a percentage of eligible salaries as determined by the Board of Directors. This plan also allows for additional voluntary contributions by covered full-time employees. Pension cost was approximately $1,061,000 in 1996, $853,000 in 1995 and $696,000 in 1994. The Company also has a 401(k) plan which covers substantially all eligible employees (as defined). This plan allows for voluntary employee contributions and a corporate match of 75% up to 4% of each employee's compensation. In addition, the Company contributes 1% of each eligible employee's compensation (as defined) to the plan. Expense related to the 401(k) plan was $858,000 in 1996, $654,000 in 1995, and $519,000 in 1994.

The Company's Board of Directors, on November 17, 1992, and subsequently on November 21, 1995, adopted two Stock Option Plans (the "Plans") under which the Company may grant to certain officers and key employees (and, under the 1995 Plan, directors) incentive and nonqualified stock options for up to an aggregate maximum of 1,400,000 shares of Class A Common Stock. Under the Plans, the Board or Compensation Committee sets the exercise price for such options, but for incentive stock options, the exercise price shall not be less than the fair market value of the stock at the date of grant. Under the Plans, options may be exercised only at such times and under such conditions as determined by the Board or the Compensation Committee, but in no event more than ten years after the date of grant. The options that have been granted to date become exerciseable in equal installments over a period of three years and expire after ten years except for ten percent shareholders for which such options expire five years after the grant dates and certain performance based options granted in 1996, whose vesting may be accelerated based upon achievement of certain earnings targets.

                       Physicians Health Services, Inc.

8. EMPLOYEE BENEFIT AND STOCK OPTION PLANS (CONTINUED)


Information relating to stock options during 1996, 1995, and 1994 is as follows:

                                                1996                            1995                           1994
                                   -------------------------------------------------------------------------------------------
                                        NUMBER         WEIGHTED         NUMBER         WEIGHTED        NUMBER      WEIGHTED
                                       OF SHARES       AVERAGE         OF SHARES       AVERAGE        OF SHARES    AVERAGE
                                                       EXERCISE                        EXERCISE                    EXERCISE
                                                        PRICE                           PRICE                       PRICE
                                   -------------------------------------------------------------------------------------------

Outstanding at beginning of year        574,478         $24.78          187,514         $18.40          86,848      $15.00
Granted                                 565,040          22.09          413,098          27.45         111,950       20.86
Exercised                               (32,582)         18.43          (14,974)         16.73          (3,558)      15.00
Canceled                                (37,153)         29.29          (11,160)         27.05          (7,726)      17.36
                                   -------------------------------------------------------------------------------------------
Outstanding at end of year            1,069,783         $23.40          574,478         $24.78         187,514      $18.40
                                   ===========================================================================================
Exercisable at end of year              317,478         $22.90           73,364         $17.55          25,318      $15.00
Available for grant, at end of year     279,103           -             506,990           -            408,928        -

Supplemental and Pro Forma Disclosure:

The following pro forma information regarding net income (loss) and net income
(loss) per share, required by SFAS 123, has been determined as if the Company had accounted for its stock-based compensation plans under the fair value methods described in that statement. The fair value of options granted under the Company's stock-based compensation plans was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected dividend yield, the expected life of the options, the expected price volatility and the risk free interest rate. The weighted averages of the assumptions used are set forth in the following paragraph.

The weighted average dividend yield for stock option grants during 1996 and 1995 was 0%. The weighted average expected life for 1996 and 1995 was 5 years. The weighted average volatility for 1996 and 1995 was .46%. The weighted average risk-free interest rate for 1996 and 1995 was 5.87% and 6.99%, respectively.

For purposes of pro forma disclosure, the estimated fair values of the options awarded are amortized to expense over the options' vesting period and do not include grants prior to January 1, 1995. As such, the pro forma information is not indicative of future years. The Company's pro forma information was as follows (in thousands, except per share data):



                                           1996           1995
                                      ---------------------------
Net income (loss):
    As reported                         $(12,964)       $15,970
    Pro forma                            (14,379)        15,535

Net income (loss) per common share:
    As reported                           $(1.39)         $1.70
    Pro forma                              (1.54)          1.65

                       Physicians Health Services, Inc.

9. DIVIDEND AND INVESTMENT RESTRICTIONS OF SUBSIDIARIES

The Company's HMO and insurance subsidiaries are subject to statutory regulations that restrict the payment of dividends. Based on laws currently in effect, PHS/CT generally may not pay dividends in excess of the greater of (1) the net gain from operations for the preceding calendar year, or (2) 10% of capital and surplus as of the preceding year end, both as determined in accordance with statutory accounting practices, without receiving approval of the Connecticut Insurance Commissioner. The maximum amount of cash dividends that PHS/CT could pay in 1997 without regulatory approval is approximately $2,800,000.

The Company is required by the State of New York to maintain an escrow reserve, currently held in U.S. government obligations, equal to 5% of PHS/NY's estimated health care expenses for the upcoming year. The escrow reserve was approximately $9,113,000 and $7,087,000 at December 31, 1996 and 1995,
respectively.

The Company is required by the New Jersey State Insurance Department to maintain an escrow reserve of $300,000 in the event of insolvency. The escrow reserve was approximately $322,000 at December 31, 1996.

Based on statutory rules and restrictions, the amount of restricted net assets of consolidated subsidiaries at December 31, 1996 was approximately $38.8 million.

10. ARRANGEMENT WITH THE GUARDIAN LIFE INSURANCE COMPANY OF AMERICA

In 1995, the Company's subsidiaries, PHS/CT, PHS/NY and PHS/Bermuda, entered into several marketing and reinsurance agreements with The Guardian Life Insurance Company of America ("Guardian") and, together, the "companies". Under these agreements, jointly developed managed care and indemnity products are marketed to existing insureds of Guardian. In addition, the companies distributed these products through the brokerage community and an integrated marketing effort by the companies under the trade name "Healthcare Solutions."

In 1995 and for the first nine months of 1996, PHS/CT, under the terms of the marketing agreement, wrote 100% of the HMO/POS business and Guardian wrote 100% of the indemnity business in Connecticut. Under the terms of the profit sharing agreement, a profit or loss was determined for each line of business. If both lines were profitable, profits, after provisions for related expenses, as defined, were shared equally. If neither line were profitable, each company retained losses, after provisions for related expenses, for its line of business written. If one line was profitable and the other unprofitable, payments, as defined, were to be made by the company writing the profitable line to the company with the unprofitable line, before net profits, if any, were shared. In connection with this agreement, PHS/CT reported losses of $7.6 million for the HMO/POS business.

As of October 1, 1996, PHS/CT writes 100% of the HMO/POS business and, under the terms of a quota share reinsurance agreement, cedes 50% of it to Guardian. Accordingly, profits and losses, after provisions for related expenses, as defined, are shared equally. Additionally, 50% of losses previously reported under the agreement discussed in the preceeding paragraph are recoverable from future profits, if any, under the reinsurance agreement. After September 30, 1996, PHS/CT no longer participates in the indemnity business.

In 1995, PHS/NY wrote the HMO/POS In-Network business and, under the terms of a quota share reinsurance agreement, ceded 50% of it to Guardian, while Guardian wrote 100% of the Indemnity/POS Out-of-Network business and, under the terms of a quota share reinsurance agreement with PHS/Bermuda, ceded 50% of it to PHS/ Bermuda. As such, profits and losses, after provisions for related expenses, as defined, were shared equally.

From January 1, 1996 to June 30, 1996, PHS/NY's participation in the Indemnity business was reduced from 50% to 10%. After June 30, 1996, PHS/NY no longer participates in the Indemnity business.

                       Physicians Health Services, Inc.

10. AGREEMENT WITH THE GUARDIAN LIFE INSURANCE COMPANY OF AMERICA (CONTINUED)

In 1996, PHS/NJ entered into marketing and reinsurance agreements with Guardian. PHS/NJ writes the HMO/POS In-Network business and, under the terms of the quota share reinsurance agreement, cedes 50% of it to Guardian PHS/NJ writes the HMO/POS out-of-network business and under the terms of a quota share reinsurance agreement, ceded 100% of it to Guardian, who retrocedes 50% of it back to PHS. As such, profits and losses, after provisions for related expenses, as defined, are shared equally.

In 1996, these jointly marketed products generated approximately $114.5 million of revenue and $129.1 million of medical costs and other expenses for PHS.

In 1995, these jointly marketed products generated approximately $21.5 million of revenue and $20.2 million of medical costs and other expenses for PHS.

Other receivables at December 31, 1996 and 1995 includes amounts due from Guardian under profit sharing and reinsurance agreements of approximately $18.4 million and $11.8 million, respectively.

In October 1996, Guardian canceled its warrant that was issued by the Company in 1995, which originally provided for the purchase of one million shares of the Company's Class A common stock, once certain operating conditions had been met. Based upon a subsequent agreement with Guardian, the number of shares available for purchase under the warrant at the time it was canceled had been substantially reduced as a result of the Guardian's purchase of shares of the Company's Class A common stock on the open market. The Company had not recognized any expense related to the warrant as the conditions to its exercisability had not been met, nor was it deemed probable that they would be met up to the date of cancellation.

11. SALE OF TEC AND INVESTMENT IN MASTERCARE COMPANIES, INC.

In September 1995, the Company sold 81% of its wholly-owned subsidiary Total Employee Care, Inc. to Mastercare Companies, Inc. (Mastercare) for 625,000 voting shares of Mastercare common stock. In addition, the Company purchased additional shares of Mastercare voting stock in the amount of 1,250,000 shares at $1.20 per share. The Company owns less than 20% of the voting stock and does not have the ability to exercise significant influence over the operating and financial policies of Mastercare and, accordingly has reported this investment at the lower of cost or market.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected unaudited data reflecting the Company's results of operations for each of the last eight fiscal quarters are shown in the following table (dollars in millions):



                                                        1996
                                          1ST      2ND        3RD        4TH
                                     -------------------------------------------

Premium revenues                        $111.8   $118.4     $123.2     $128.1
Total health care expenses                92.9    108.9      109.6      114.6
Selling general and administrative
 expenses                                 19.4     20.0       23.4       23.2
Net income (loss)                           .9     (5.0)      (4.5)      (4.4)
Net income (loss) per share               0.09    (0.54)     (0.49)     (0.46)

                       Physicians Health Services, Inc.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)



                                                        1995
                                          1ST      2ND        3RD        4TH
                                     -------------------------------------------

Premium revenues                     $  79.6    $  78.7    $  85.7    $ 99.0
Total health care expenses              62.5       60.8       63.7      76.8
Selling general and administrative
 expenses                               12.6       14.0       15.4      18.8
Net income                               3.1        3.7        5.2       4.0
Net income per share                    0.33       0.39       0.55      0.42


Note: The sum of the quarters' net income (loss) per share does not equal the full year per share amount due to rounding.

                                                                      Schedule I



                       Physicians Health Services, Inc.

                 Condensed Financial Information of Registrant
                            (Dollars in Thousands)

                                Balance Sheets

                               (Parent Company)




                                               DECEMBER 31
                                             1996        1995
                                        -----------------------
Assets
     Cash                                  $ 15,572    $    187
     Other receivables                          219         192
     Prepaid expenses and other               1,128          99
                                        -----------------------
          TOTAL CURRENT ASSETS               16,919         478
                                        -----------------------

     Property, plant and equipment              408         250
     Other assets                             2,319       2,306
     Investment in and advances to
     wholly-owned subsidiaries               86,603     106,206
                                        -----------------------
          TOTAL ASSETS                     $106,249    $109,240
                                        =======================

Liabilities and stockholders' equity
     Accounts payable and accrued
      expenses                             $  9,963    $    359
                                        -----------------------
          TOTAL CURRENT LIABILITIES           9,963         359
                                        -----------------------

Stockholders' equity
     Common Stock                                94          94
     Additional paid-in capital              41,360      40,760
     Net unrealized gains on
      marketable securities
      of subsidiaries, net of tax               279         510
     Retained earnings                       54,554      67,518
                                        -----------------------
                                             96,287     108,882
Less treasury stock                              (1)         (1)
                                        -----------------------
          TOTAL STOCKHOLDERS' EQUITY         96,286     108,881
                                        -----------------------

     TOTAL LIABILITIES AND                 $106,249    $109,240
      STOCKHOLDERS' EQUITY              =======================


The condensed financial information should be read in conjunction with the consolidated financial information and the accompanying notes thereto.

                                                                      Schedule I



                       Physicians Health Services, Inc.

                 Condensed Financial Information of Registrant
                            (Dollars in Thousands)

                           Statements of Operations

                               (Parent Company)



                                                YEAR ENDED DECEMBER 31
                                             1996        1995       1994
                                        ----------------------------------
Revenue:
     Investment income                    $       92    $     8   $      -

                                        ----------------------------------

Costs and expenses:
     General and administrative expenses           -      2,188      1,243
     Interest expense                            381          -          -
                                        ----------------------------------
                                                 381      2,188      1,243
                                        ----------------------------------

LOSS BEFORE INCOME TAXES                        (289)    (2,180)    (1,243)

Income tax expense (benefit)                     249        505       (154)
                                        ----------------------------------
Loss before equity in net income (loss)
 of wholly-owned subsidiaries                   (538)    (2,685)    (1,089)
Equity in net income (loss) of
 wholly-owned subsidiaries, net of
 taxes                                       (12,426)    18,655     15,223
                                        ----------------------------------

NET INCOME (LOSS)                          ($ 12,964)   $15,970    $14,134
                                        ==================================


The condensed financial information should be read in conjunction with the consolidated financial information and the accompanying notes thereto.

                                                                      Schedule I



                       Physicians Health Services, Inc.

                 Condensed Financial Information of Registrant
                            (Dollars in Thousands)

                           Statements of Cash Flows

                               (Parent Company)




                                                YEAR ENDED DECEMBER 31
                                               1996        1995       1994
                                          ----------------------------------
OPERATING ACTIVITIES
Net income (loss)                            ($12,964)    15,970   $ 14,134
Plus equity in net loss (income) of            12,426    (18,655)   (15,223)
 subsidiaries
Adjustments to reconcile net income
 (loss) to cash provided by
 (used for) operating activities               8,377      2,382      1,271
                                          ----------------------------------
Net cash provided by (used for)                 7,839       (303)       182
 operating activities

FINANCING ACTIVITIES
Advances to subsidiaries                      (40,198)    (9,000)   (10,000)
Dividends and return of capital
  from subsidiaries                            47,144      9,000     10,000
Exercise of stock options                         600        246         53
                                          ----------------------------------
Net cash provided by financing activities       7,546        246         53

Increase (decrease) in cash                   15,385         (57)       235
Cash at beginning of year                        187         244          9
                                          ----------------------------------
Cash at end of year                       $   15,572    $    187   $    244
                                          ==================================



The condensed financial information should be read in conjunction with the consolidated financial information and the accompanying notes thereto.

                                                                     Schedule II



               Physicians Health Services, Inc. and Subsidiaries

                               December 31, 1996

                       Valuation and Qualifying Accounts
                            (Dollars in Thousands)



                                Balance at   Charge to                Balance at
                                Beginning     Cost and                   End of
                                of Period     Expenses    Deductions     Period
                               ------------------------------------------------

Year ended December 31, 1994
     Allowance for doubtful
     accounts                      $926       $1,423       ($549)      $1,800
                                   ====       ======       ======     ========

Year ended December 31, 1995
     Allowance for doubtful
     accounts                    $1,800         $103       ($853)      $1,050
                                 ======         ====       ======      ======

Year ended December 31, 1996
     Allowance for doubtful
     accounts                    $1,050       $1,485       ($754)      $1,781
                                 ======       ======       ======      ======

                                EXHIBIT INDEX

                                                                                SEQUENTIAL
EXHIBIT NO.                   DESCRIPTION OF DOCUMENT                           PAGE NUMBER

     3    Amended and Restated Certificate of Incorporation of Company
          (Incorporated by reference to Exhibit 3 in Company's Registration
          Statement on Form S-1 (File No. 33-54918))

    3(a) Bylaws of the Company (Incorporated by reference to Exhibit 3(a) in Company's Registration Statement on Form S-1 (File No. 33-54918))

     4    Form of Stock Certificate (Incorporated by reference to Exhibit 4 in
          Company's Registration Statement on Form 8-A (File No. 0-21098))

   4.1 Stock Warrant Purchase Agreement, dated November 28, 1995, between the Company and The Guardian Life Insurance Company of America
          (Incorporated by reference to Exhibit 4.1 in Company's Current Report on Form 8-K, dated November 28, 1995)

   4.2    Warrant Certificate No. AC-1, dated November 28, 1995, issued by the
          Company to The Guardian Life Insurance Company of America
          (Incorporated by reference to the Company's Current Report on Form 8-K, dated November 28, 1995)

   4.3    Agreement, dated October 21, 1996, between The Guardian Life Insurance
          Company of America and Physicians Health Services, Inc. relinquishing rights to purchase common stock pursuant to warrant dated November 28,
          1995. (Incorporated by reference to Exhibit 10(a) in Company's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          1996)

   4.4    Agreement, dated August 7, 1996, between Physicians Health Services,
          Inc. and The Guardian Life Insurance Company of America (Incorporated by reference to Exhibit 5.1 in the Company's Current Report on Form 8-K, dated August 26, 1996)

   10(a) Employment Agreement, dated October 29, 1996, between the Company and Robert L. Natt (Incorporated by reference to Exhibit 10(b) in
          Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1996)

   10(b) Amendment, dated August 28, 1996, to the Employment Agreement dated December 17, 1995 between Michael E. Herbert and Physicians
          Health Services, Inc. (Incorporated by reference to Exhibit 10(c) in
          Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1996)

   10(c)  Employment Agreement, dated February 27, 1990, between the
          Company and Michael E. Herbert, as amended by Amendment to Employment Agreement, dated November 19, 1992 (Incorporated by reference to Exhibit 10(b) in Company's Registration Statement on
          Form S-1 (File No. 33-54918))

                                                                                SEQUENTIAL
EXHIBIT NO.                   DESCRIPTION OF DOCUMENT                           PAGE NUMBER

   10(d)  Employment Agreement, dated December 19, 1995, between the Company and Michael E. Herbert (Incorporated by reference to Exhibit 10(d) in
          Company's Annual Report on Form 10-K for the year ended December 31,
          1995)

   10(e)  Employment Agreement, dated December 31, 1994, between the
          Company and Richard C. O'Connor, M.D. (Incorporated by reference to Exhibit 10(c) in Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

   10(f)  Employment Agreement, dated December 31, 1994, between the
          Company and Regina M. Campbell (Incorporated by reference to
          Exhibit 10(c) in Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

   10(g)  Employment Agreement, dated as of January 1, 1994, between the
          Company and Stanley M. Stier, M.D. (Incorporated by reference to
          Exhibit 10(g) in Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

   10(h)  Employment Agreement, dated December 1994, between the
          Company and James L. Elrod, Jr. (Incorporated by reference to
          Exhibit 10(g) in Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

    10(i) Employment Agreement, dated August 24, 1994, between the
          Company and Steven Black (Incorporated by reference to Exhibit 10(h) in Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

   10(j)  Employment Agreement, dated April 28, 1994, between the
          Company and Paul M. Philpott (Incorporated by reference to
          Exhibit 10(i) in Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

   10(k) Employment Agreement, dated May 9, 1995, between the Company and Paul M. Philpott (Incorporated by reference to Exhibit 10(k) in
          Company's Annual Report on Form 10-K for the year ended
          December 31, 1995)

   10(l)  Agreement of Sale, dated March 12, 1996, between the Company and
          Richardson-Vicks Real Estate, Inc. (filed herewith)

                                                                                SEQUENTIAL
EXHIBIT NO.                   DESCRIPTION OF DOCUMENT                           PAGE NUMBER

   10(m)  Amended and Restated Marketing and Services Agreement,
          dated October 1, 1996,   By and Among Physicians Health
          Services, Inc., Physicians Health Services of Connecticut, Inc.,
          and The Guardian Life Insurance Company of America
          (filed herewith)

   10(n) Amended and Restated Marketing and Services Agreement, dated October 1, 1996, By and Among Physicians Health Services, Inc.,
          Physicians Health Services of New York, Inc. and The Guardian
          Life Insurance Company of America (filed herewith)

   10(o)  Amended and Restated Marketing and Services Agreement,
          dated October 1, 1996,   By and Among Physicians Health Services,
          Inc., Physicians Health Services of New Jersey, Inc. and The
          Guardian Life Insurance Company of America (filed herewith)

   10(p)  Reinsurance Agreement, dated October 1, 1996, Between Physicians
          Health Services   of Connecticut, Inc. and The Guardian Life
          Insurance Company of America (filed herewith)

   10(q)  Amended and Restated Reinsurance Agreement, dated October 1, 1996,
          Between Physicians Health   Services of New York, Inc. and The
          Guardian Life Insurance Company of America (filed herewith)

   10(r)  Amended and Restated Reinsurance Agreement, dated October 1, 1996,
          Among Physicians   Health Services of New Jersey, Inc. Physicians
          Health Services   (Bermuda) Ltd. and The Guardian Life Insurance
          Company of America (filed herewith)

   10(s)  Amended and Restated Reinsurance Agreement, dated October 1, 1996,
          Between Physicians   Health Services (Bermuda) Ltd. and The Guardian
          Life Insurance Company of America (filed herewith)

   10(t) GBIPA Service Agreement, dated as of January 1, 1997, between the Company and Greater Bridgeport Individual Practice Association,
          Inc. (filed herewith)

   10(u) HMO-IPA Service Agreement, dated as of January 1, 1997, between the Company and Fairfield Individual Practice Association,
          Inc. (filed herewith)

   10(v) HMO-IPA Service Agreement, dated as of January 1, 1997, between the Company and Heritage Individual Practice Association,
          Inc. (filed herewith)

                                                                                SEQUENTIAL
EXHIBIT NO.                   DESCRIPTION OF DOCUMENT                           PAGE NUMBER

   10(w) HMO-IPA Service Agreement, dated as of April 26, 1984, between the Company and Colonial Individual Practice Association, Inc., as amended effective January 1, 1994 (Incorporated by reference to Exhibit 10(j) in Company's Annual Report on Form 10-K for the year ended December 31, 1993)

   10(x)  HMO-IPA Service Agreement, dated as of May 19, 1987, between the
          Company and White Plains IPA, Inc., as amended effective January
          1, 1992 (Incorporated by reference to Exhibit 10(m) in Company's
          Registration Statement on Form S-1 (File No. 33-54918))

   10(y)  Amendment to HMO-IPA Service Agreement, dated as of April 28,
          1993, between the Company and White Plains - Sound Shore IPA,
          Inc. (f/k/a White Plains IPA, Inc.) (Incorporated by reference to
          Exhibit 10(o) in Company's Annual Report on Form 10-K for the year ended December 31, 1993)

   10(z)  1994-1996 Amendment to HMO-IPA Service Agreement, dated
          September 20, 1993, between the Company and White Plains - Sound
          Shore IPA, Inc., effective January 1, 1994 (Incorporated by reference to Exhibit 10(p) in Company's Annual Report on Form 10-K for the year ended December 31, 1993)

   10(aa) HMO-IPA Service Agreement, dated as of May 19, 1987, between the
          Company and Hudson IPA, Inc., as amended, effective January 1,
          1992 (Incorporated by reference to Exhibit 10(n) in Company's
          Registration Statement on Form S-1 (File No. 33-54918))

   10(bb) Amendment to HMO-IPA Service Agreement, dated as of April 29,
          1993, between the Company and Hudson IPA, Inc. (Incorporated by reference to Exhibit 10(r) in Company's Annual Report on Form 10-K for the year ended December 31, 1993)

   10(cc) 1994-1996 Amendment to HMO-IPA Service Agreement, dated
          August 20, 1993, between the Company and Hudson IPA, Inc.
          effective January 1, 1994 (Incorporated by reference to Exhibit 10(s) in Company's Annual Report on Form 10-K for the year ended
          December 31, 1993)

   10(dd) Amended and Restated 1995 Stock Option Plan (filed herewith)

   10(ee) HMO-PHO Service Agreement, dated as of December 23, 1993, between the Company and Saint Francis/Mount Sinai Physicians
          Hospital Organization (Incorporated by reference to Exhibit 10(t) in
          Company's Annual Report on Form 10-K for the year ended December
          31, 1993)

                                                                                SEQUENTIAL
EXHIBIT NO.                   DESCRIPTION OF DOCUMENT                           PAGE NUMBER

   10(ff) Letter Amendment to HMO-PHO Service Agreement, dated
          September 28, 1995, between the Company and Saint
          Francis/Mount Sinai Physicians Hospital Organization (Incorporated by reference to Exhibit 10(y) in Company's Annual Report on Form
          10-K for the year ended December 31, 1995)

   10(gg) Service Agreement between the Company and Hartford Physician
          Hospital Corporation effective January 1, 1996 (Incorporated by reference to Exhibit 10(z) in Company's Annual Report on Form
          10-K for the year ended December 31, 1995)

   10(hh) Agreement between Company and Yale-New Haven Hospital-
          Physicians Corporation Agreement regarding covered services
          (Incorporated by reference to Exhibit 10(gg) in Company's Annual
          Report on Form 10-K for the year ended December 31, 1994)

   10(ii) Financial Letter, dated September 24, 1991, to Bridgeport Hospital summarizing the arrangements between the Company and Bridgeport
          Hospital (Incorporated by reference to Exhibit 10(o) in Company's
          Registration Statement on Form S-1 (File No. 33-54918))

   10(jj) 1992 Stock Option Plan, as amended (Incorporated by reference to
          Exhibit 10(x) in Company's Annual Report on Form 10-K for the year ended December 31, 1994)

   10(kk) Company's 401(k) Plan (Incorporated by reference to Exhibit 10(x) in
          Company's Registration Statement on Form S-1 (File No. 33-54918))

   10(ll) Amendment to Company's 401(k) Plan (Incorporated by reference to
          Exhibit 10(z) in Company's Annual Report on Form 10-K for the year ended December 31, 1994)

   10(mm) Agreement between the Company and Phoenix Mutual Life Insurance
          Company ("Phoenix") (Incorporated by reference to Exhibit 10(r) in
          Company's Registration Statement on Form S-1 (File No. 33-54918))

   10(nn) Letter Agreement, dated as of September 19, 1990 between the
          Company and Phoenix (Incorporated by reference to Exhibit 10(s) in Company's Registration Statement on Form S-1 (File No. 33-54918))

                                                                                SEQUENTIAL
EXHIBIT NO.                   DESCRIPTION OF DOCUMENT                           PAGE NUMBER

   10(oo) Form of Change in Control Agreement entered into between the Company and Messrs. Herbert and Natt, Drs. Stier and O'Connor and Ms. Campbell. (Incorporated by reference to Exhibit 10(z) in Company's Annual Report on Form 10-K for the year ended
          December 31, 1993)

   10(pp) Form of Conditional Employment Agreement entered into between the Company and Messrs. Herbert, Natt, Elrod and Philpott, Drs.
          O'Connor and Stier and Ms. Campbell (Incorporated by reference to Exhibit 10(dd) in Company's Annual Report on Form 10-K for the year ended December 31, 1994)

   10(qq) Form of Change in Control Agreement entered into between the Company and certain other members of senior management
          (Incorporated by reference to Exhibit 10(aa) in Company's Annual
          Report on Form 10-K for the year ended December 31, 1993)


   21              Subsidiaries of the Company (filed herewith)

   23              Consent of Independent Auditors (filed herewith)