Form 10-K405/A
period 1996-12-31
PHYSICIANS HEALTH SERVICES INC
filed 1997-04-30
CIK 867098

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-K/A-1
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-21098

                        PHYSICIANS HEALTH SERVICES, INC.

                (EXACT NAME OF COMPANY AS SPECIFIED IN CHARTER)


             DELAWARE                                  06-1116976
  (STATE OR OTHER JURISDICTION                        (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)


       ONE FAR MILL CROSSING                              06484
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

  Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  Aggregate market value of the voting stock held by non-affiliates at March 25, 1997 amounted to $114,394,815 (assuming for purposes of this calculation only, that all directors and executive officers are affiliates). (Class B Common Stock is assumed to have a market value of $19.875 per share.)

  Indicate the number of shares of each of the Company's classes of Common Stock, as of the latest practicable date.

  Shares of Common Stock outstanding as of March 25, 1997:
                    5,763,905 SHARES OF CLASS A COMMON STOCK
                    3,546,212 SHARES OF CLASS B COMMON STOCK


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

          This Amendment No. 1 to Physicians Health Services, Inc. ("PHS" or the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1996, amends Item 10, Item 11, Item 12 and Item 13 to include information previously intended to be incorporated by reference to the Company's 1997 Proxy Statement. This Amendment is being filed in accordance with General Instruction G(3) to Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth the age and title of each director and each executive officer of the Company who is not a director, followed by descriptions of such person's additional business experience during the past five years.




                                   DIRECTORS

Name                                          Age        Position                                                Term Expires
----                                          ---        --------                                                ------------
Lewis Bader, M.D.                             54         Class A Director                                                1998
Larry Coletti, M.D.                           67         Class A Director                                                1999
Melvin Coolidge, M.D.                         59         Class B Director                                                1998
Arnold DoRosario, M.D.                        50         Class B Director                                                1999
Santiago Escobar, M.D.                        69         Class B Director                                                1997
Richard Freeman                               62         Class B Director                                                1998
David Grayer, M.D.                            57         Chairman and Class B Director                                   1997
Michael E. Herbert                            52         Class A Director                                                1999
A. Thomas Licciardello, M.D.                  73         Class B Director                                                1997
Andrew Lozyniak                               65         Class B Director                                                1999
Murray A. Morrison, M.D.                      57         Class B Director                                                1998
Joseph E. Nechasek, Ph.D.                     56         Class A Director                                                1997
Noel R. Newman, Esq.                          65         Class B Director                                                1998
Kenneth L. Sacks, M.D.                        53         Class A Director                                                1998
Edward Sawicki, M.D.                          54         Class B Director                                                1997
Arthur H. Sheer                               54         Class B Director                                                1999
Bernard Sherlip, M.D.                         67         Class B Director                                                1997
John C. Washburn                              66         Class B Director                                                1999


                   EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Name                                          Age        Position
----                                          ---        --------
Robert L. Natt                                48         President and Co-Chief Executive Officer
Carlos S. Beharie, M.D.                       44         Chief Medical Officer
James L. Elrod, Jr.                           42         Executive Vice President and Chief Financial Officer
Regina M. Campbell                            48         Senior Vice President and Chief Administrative Officer
Paul M. Philpott                              49         Senior Vice President and Chief Marketing Officer


Directors
---------

        Lewis Bader, M.D. has been a director of the Company since 1982 and has served as the Company's First Vice Chairman since 1986. Dr. Bader has been a radiologist in private medical practice since 1973 and is associated with Radiology Associates of Westport, P.C. in Westport, Connecticut. Dr. Bader is the past President of the Greater Bridgeport Medical Association and the past President of Park City Hospital Medical Staff. Dr. Bader is a member of the Greater Bridgeport Individual Practice Association, Inc. ("GBIPA").

        Larry Coletti, M.D. has been a director of the Company since 1984. Dr. Coletti has been in private medical practice in Norwich, Connecticut since 1962 and is an Attending Physician at W. William Backus Hospital, Norwich and Uncas on the Thames Hospital. Dr. Coletti is a member of the Colonial Individual Practice Association, Inc. ("CIPA").

        Melvin Coolidge, M.D. has been a director of the Company since 1995. Dr. Coolidge has been a dermatologist in private medical practice in Fairfield, Connecticut since 1968. Dr. Coolidge is also an Assistant Professor of Dermatology at Yale University and is also an Attending Physician at Bridgeport Hospital and is a member of GBIPA.

        Arnold DoRosario, M.D. has been a director of the Company since 1996. Dr. DoRosario has been in private medical practice since 1979. He is the Medical Director of Maefair Health Care Center and an attending physician at St. Vincent's Medical Center. Dr. DoRosario is a member of GBIPA.

        Santiago Escobar, M.D. has been a director of the Company since 1991. Dr. Escobar has been in private medical prictice in Bridgeport, Connecticut since 1976 and is an Attending Physician at St. Vincent's Medical Center, Bridgeport, Connecticut. He has been the Medical Director at Roncalli Health Center since 1980. Dr. Escobar is a member of GBIPA.

        Richard F. Freeman has been a director of the Company since 1995.
Mr. Freeman has been the President and Chief Executive Officer of the Greater Bridgeport Area Foundation, a community non-profit charitable organization in Bridgeport, Connecticut since 1992 and a principal since 1991 in Freeman & Associates, Fairfield, Connecticut, which is a consulting firm in the field of utilities and banking. From May 1978 through December 1991, Mr. Freeman was the President, Chief Executive Officer and a director of The Bank Mart, then a savings bank in Bridgeport, Connecticut. Mr. Freeman is a director of Connecticut Energy Corporation and the Southern Connecticut Gas Company.

        David Grayer, M.D. has been a director of the Company since 1991 and has served as Chairman since 1996. Dr. Grayer has been in private medical practice since 1971 and is associated with the Bridgeport Medical Group, Bridgeport, Connecticut. Dr. Grayer is an Attending Physician at Bridgeport Hospital and an Assistant Professor at the Yale School of Medicine. Dr. Grayer is a member of GBIPA.

        Michael E. Herbert served as President of the Company or its predecessor from 1976 until August 1996 when be became Co-Chief Executive Officer and Third Vice Chairman. He has served on its Board of Directors since 1984. Mr. Herbert is the Chairman of the American Association of Health Plans, the national HMO industry trade association. He also serves on the boards of directors of numerous civic and charitable organizations.

        A. Thomas Licciardello, M.D. has been a director of the Company or its predecessor since 1978 and served as Chairman of the Board of Directors from 1984-1996. Dr. Licciardello has been in private medical practice since 1953 and is associated with Primary and Specialty Physicians, P.C. in Stratford, Connecticut. He is an Attending Physician at Bridgeport Hospital and an Assistant Clinical Professor at Yale University School of Medicine. Dr. Licciardello is a member of GBIPA.

        Andrew Lozyniak has been a director of the Company since 1996. Mr. Lozyniak is the Chairman of the Board of Directors and President of Dynamics Corporation of America. Mr. Lozyniak is also a Director of CTS Corporation.

        Murray A. Morrison, M.D. has been a director of the Company since 1995. Dr. Morrison has been an orthopaedic surgeon in private practice in Fairfield, Connecticut with Orthopaedic Specialty Group, P.C., since 1970. Dr. Morrison is an Attending Physician at Bridgeport Hospital and is a member of GBIPA.

        Joseph E. Nechasek, Ph.D. has been a director of the Company, or its predecessor corporation, since 1978. He is currently Director of the Division of Counseling and Human Resources at the University of Bridgeport. Mr. Nechasek is President of Huntington Health Plans, Inc., a health insurance consulting firm.

        Noel R. Newman, Esq. has been a director of the Company since 1995. Mr. Newman has been in private legal practice in Fairfield, Connecticut since 1956.

        Kenneth L. Sacks, M.D. has been a director of the Company since 1991 and Second Vice Chairman since 1996. Dr. Sacks has been in private medical practice in Fairfield, Connecticut since 1975. He is Associate Professor of Medicine at Yale University and an Attending Physician at St. Vincent's Medical Center. Dr. Sacks is a member of GBIPA.

        Edward S. Sawicki, M.D. has been a director of the Company since 1991. Dr. Sawicki has been in private medical practice in Willimantic, Connecticut since 1975. He is an Attending Physician at Windham Community Memorial Hospital. Dr. Sawicki is a member of CIPA.

        Arthur H. Sheer has been a director and Treasurer of the Company since 1996. Mr. Sheer is President of Sheer Asset Management Company.

        Bernard Sherlip, M.D. has been a director of the Company, or its predecessor, since 1979 and Secretary since 1996. Dr. Sherlip has been in private medical practice in Bridgeport, Connecticut since 1958 and is an Attending Physician at Bridgeport Hospital. He is past President of the Medical Staff at Bridgeport Hospital. Dr. Sherlip is a member of GBIPA.

        John C. Washburn has been a director of the Company since 1996. Mr. Washburn retired in January 1996 as Vice President of GenRad, Inc. where he had been employed since 1994. Prior to that he was Chief Operating Officer of Mott Metallurgical Corporation.

        Mr. Sheer and Sheer Asset Management Inc. ("SAM"), an investment adviser registered with the Securities and Exchange Commission (the "Commission") under the Investment Advisers Act of 1940 (the "1940 Act"), of which Mr. Sheer is the sole shareholder, consented, without admitting or denying the alegations of the Commission, to the issuance of an order of the Commission in 1994, File No. 3-8585 (the "Order"). The Order involved SAM's purchase in 1991 of assets from another investment advisor, for a purchase price which included SAM agreeing to direct brokerage customers to the seller. In the Order, the Commission determined that such directed brokerage arrangement was required to be disclosed in Form ADV filed with the Commission by SAM under the 1940 Act. Under the Order, SAM paid a civil penalty of $10,000, SAM and Sheer agreed to cease and desist from committing or causing any violations of the 1940 Act, SAM agreed to retain a consultant to recommend procedures designed to ensure compliance with the 1940 Act and SAM was required to file an affidavit with the Commission within ninety (90) days after entering of the Order detailing SAM's compliance with its undertakings under the Order. Such affidavit was timely filed and all other requirements of the Order have been complied with.

Non-Director Executive Officers
-------------------------------

        Robert L. Natt has been President and Co-Chief Executive Officer of the Company since August 1996. From March 1994 through August 1996, Mr. Natt was Executive Vice President and Chief Operating Officer. He was Senior Vice President and Chief Operating Officer of the Company from 1985 through March 1994. Mr. Natt is also a certified public accountant.

        James L. Elrod, Jr. has been Executive Vice President and Chief Financial Officer since December 1995. From December 1994 to December 1995, Mr. Elrod served as Senior Vice President and Chief Financial Officer. From September 1980 through December 1994, Mr. Elrod was an investment banker with Dillon, Read & Co. Inc., most recently as Managing Director of Dillon Read's Health Care Group.

        Carlos Beharie, M.D. has been Chief Medical Officer since April 1997. From January 1997 through March 1997, he was Acting Chief Medical Officer of the Company. Prior to that he was Chief Medical Officer, Acting President and CEO of Physicians HealthCare Plan of New Jersey from October 1995 to December 1996. From June 1982 to September 1995, he was employed by FHP Inc., where he was Medical Director responsible for Southern California, including Los Angeles.

        Regina M. Campbell has been Senior Vice President and Chief Administrative Officer since April 1995 and had been Senior Vice President of Legal Affairs and Human Resources since December 1993. Prior to that time, Ms. Campbell was with the law firm of Robinson & Cole from 1983 to 1993, first as an associate and then as a partner.

        Paul M. Philpott has been Senior Vice President and Chief Marketing Officer since March 1996 and had been Senior Vice President, Marketing since May 1994. From April 1993 through May 1994, he was Vice President, Marketing and Sales for New York Life/Sanus in New York, New York and from 1990 through April 1993 he was Assistant Vice President, National Sales for FHP Healthcare in Costa Mesa, California.

        The executive officers serve until their successors are elected by the Board of Directors.

        There are no family relationships between any existing director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

COMMITTEES OF THE BOARD OF DIRECTORS

        The Board of Directors has established a Finance Committee, an Audit Committee, a Nominations Committee, a Compensation Committee and an Executive Committee.

        The members of the Finance Committee are Drs. DoRosario, Grayer and Sawicki and Messrs. Freeman, Lozyniak, Nechasek, Newman and Washburn. The functions of the Finance Committee are to monitor the Company's financial performance, including operating and investment portfolio performance, and review potential acquisitions or other transactions having a potential material effect on the Company's financial operations.

        The members of the Audit Committee are Drs. Grayer and Sherlip and Messrs. Freeman, Nechasek and Washburn. The functions of the Audit Committee are to review contracts with major vendors, including contracts with individual practice associations ("IPAs") who are stockholders of the Company, recommend annually to the Board of Directors the appointment of the independent certified public accountants for the Company, discuss and review the scope and the fees of the prospective annual audit and review the results thereof with the independent certified public accountants, review and approve non-audit services of the independent certified public accountants and review the results of the Company's internal audits. The physician members of the Audit Committee will not vote on matters pertaining to an IPA with which they are associated.

        The members of the Nominations Committee are Drs. Coletti, Coolidge, Grayer, Morrison and Sacks and Messrs. Herbert and Sheer. The purpose of the Nominations Committee is to review proposed amendments to the Company's Bylaws for recommendation to the Board of Directors and to nominate persons to be directors of the Company. Pursuant to the Company's Amended and Restated Certificate of Incorporation, unless waived by the Board of Directors, no person not already a director is eligible to be a director unless nominated to the Board of Directors at least 75 days prior to the corresponding date that had been the record date of the previous year's annual meeting. Such nomination must contain all of the information concerning such person which would be required to be included in a proxy statement pursuant to the rules and regulations under the Exchange Act. The Nominations Committee has not adopted formal procedures for considering nomination submissions by stockholders but will consider nominations if made. Submissions should be sent to the Chairman of the Board, c/o Physicians Health

Services, Inc., One Far Mill Crossing, P.O. Box 904, Shelton, Connecticut 06484. Submissions will be subject to the above eligibility requirement.

        The members of the Compensation Committee are Drs. Bader, Coolidge, Escobar, Grayer and Sacks and Mr. Washburn. The purpose of the Compensation Committee is to establish a compensation policy for the Company's officers and employees.

        The members of the Executive Committee are Drs. Bader, Grayer, Licciardello, Sacks and Sherlip and Messrs. Freeman, Herbert, Lozyniak and Sheer. The purpose of the Executive Committee is to act between meetings of the Board of Directors.

        The Company has also established a Continuous Quality Improvement Committee (the "CQI Committee"). The director members of the CQI Committee are Edward Sawicki, M.D. and Joseph Nechasek. The CQI Committee was developed to direct, monitor and report on Company quality improvement activity.

        During 1996, the Board of Directors held nine meetings, the Finance Committee held nine meetings, the Audit Committee held four meetings, the Executive Committee held three meetings, the Nominations Committee held two meetings and the Compensation Committee held seven meetings. During 1996, each Director of the Company, other than Messrs. Newman and Sheer, attended at least 75% of the meetings of the Board of Directors and any committee upon which he served.

        In 1996, the Board appointed a Subcommittee to consider certain strategic issues. The members of the Subcommittee are Drs. Bader, Grayer and Sacks and Messrs. Freeman, Lozyniak, Natt, Sheer and Washburn. The Subcommitee held four meetings in 1996.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Officers, directors and greater than ten percent stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms that they file.

        Based solely on its review of the copies of such forms received by it, the Company believes that during 1996, its officers, directors and greater than 10 percent stockholders complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

                                SUMMARY COMPENSATION TABLE

        The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation of Robert L. Natt, the President and Co-Chief Executive Officer of the Company, and the other four most highly compensated executive officers of the Company in 1996.

                                                                                Long Term
                                                                               Compensation
                                                                            ---------------------------------------
                                        Annual Compensation                    Awards                    Payouts
----------------------------------------------------------------------------------------------------------------------------------
            (a)               (b)         (c)          (d)          (e)            (f)            (g)         (h)          (i)
----------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position   Year     Salary($)    Bonus($)   Other Annual    Restricted      Securities    LTIP       All Other
                                                               Compen-sation ($)  Stock       Underly-ing   Payouts   Compensation
                                                                               Award(s) ($)   Options (#)                ($)(1)

----------------------------------------------------------------------------------------------------------------------------------
Robert L. Natt, President     1996       $261,899   $ 62,878               -              -        98,809         -       $ 21,000
 and Co-Chief Executive       1995       $250,858   $133,841               -              -        25,741         -       $ 19,125
 Officer                      1994       $222,000   $ 78,859               -              -        13,700         -       $ 16,703


----------------------------------------------------------------------------------------------------------------------------------
Michael E. Herbert, Co-       1996       $363,181   $108,940               -              -        44,244         -       $ 19,883
 Chief Executive Officer      1995       $345,835   $234,431               -              -        65,552         -       $ 18,159
                              1994       $310,921   $151,729               -              -        27,100         -       $ 18,545

----------------------------------------------------------------------------------------------------------------------------------
Richard C. O'Connor, M.D.,    1996       $217,284   $ 45,189               -              -        18,769         -       $ 21,790
 Senior Medical Director      1995       $211,153   $ 96,526               -              -        17,784         -       $ 18,850
                              1994       $196,654   $ 70,575               -              -        13,700         -       $ 16,563

----------------------------------------------------------------------------------------------------------------------------------
James L. Elrod, Jr.,          1996       $233,654   $ 56,070               -              -        57,476         -       $ 20,723
Executive Vice President      1995       $196,780   $ 90,794                                       17,784                 $  3,703
 and Chief Financial          1994
 Officer

----------------------------------------------------------------------------------------------------------------------------------
Regina M. Campbell, Senior    1996       $197,308   $ 41,034               -              -        38,109         -       $ 21,582
Vice President and Chief      1995       $184,557   $ 83,450               -              -        17,784         -       $ 18,618
 Administrative Officer       1994       $159,827   $ 57,359                                        8,200                 $    837

----------------------------------------------------------------------------------------------------------------------------------

1 Consists of pension and 401(k) contributions for each employee on behalf of the Company, group term life insurance and other non-cash fringe benefits. The Company's 1996 contributions under the pension plan were $8,916 for each named executive officer. The Company's 1996 contributions under the 401(k) plan were $6,000 for each named executive officer. Amounts paid for group term life insurance represent $1,440 for Mr. Herbert, $870 for Mr. Natt, $2,250 for Dr. O'Connor, $510 for Mr. Elrod, and $870 for Ms. Campbell. Other non-cash fringe benefits represent $3,527, $5,214, $4,624, $5,297 and $5,796, respectively.


        The Company has entered into employment agreements with Messrs. Natt, Herbert, and Elrod and Dr. O'Connor and Ms. Campbell. The employment agreements terminate, in the case of Mr. Natt, on December 31, 2000, in the case of Mr. Herbert, on January 31, 1999 and in the case of Mr. Elrod and Ms. Campbell, on December 31, 1997. The employment agreement between the Company and Dr. O'Connor was terminated by Dr. O'Connor on April 15, 1997. The agreements provide for base salaries, subject to annual increases, commencing November 1, 1995, for Messrs. Herbert and Natt of $360,550 and $260,000, respectively, for Mr. Elrod and Ms. Campbell, commencing January 1, 1995, of $200,000 and $180,000, respectively. The employment agreements set forth the basic terms of employment for each executive, including base salary, benefits and severance benefits which are payable if the executive's employment is terminated. In addition, the employment agreements provide for incentive compensation determined each year by the Compensation Committee in accordance with annual performance objectives. In the event that the Company terminates the employment of Mr. Herbert or Mr. Natt (other than for cause, as defined in the agreements), the employment agreements provide for the payment of the amount due for the remainder of the employment agreement, or 18 months, whichever is greater, at the annual rate in effect on the date of termination. In the event that the Company terminates the employment of Ms. Campbell or Mr. Elrod, the employment agreements provide for the payment of then current salary for 18 months.

        Non-cash personal benefits payable to executive officers during the year ended December 31, 1996 did not exceed, in the aggregate, the lesser of $50,000 or 10% of the cash compensation for any individual officer.

        The Company has entered into conditional employment agreements with Messrs. Natt, Herbert, Elrod and Philpott, and Ms. Campbell. For each person, the conditional employment agreements terminate on the last day of the later of
(i) the sixth calendar month following termination of employment of such person with the Company, or (ii) the thirty-sixth month following a "change in control" (as defined in the agreements). The conditional employment agreements provide that after a change in control of the Company has occurred the employment of such person shall be continued for three years from the change in control, with limited ability on the part of the Company to terminate the employment or alter the nature of the employee's duties. After a change in control, the compensation of such employee is converted to a cash-equivalent basis. If the Company breaches the agreement, the employee is entitled to damages plus full salary, plus unused accrued vacation and applicable bonus through the date of termination, plus a severance amount equal to 2.99 times the highest compensation (including base salary, bonuses, incidental compensation and other taxable and nontaxable benefits) paid to such person by the Company with respect to any twelve consecutive month period during the three years ending with the date of termination, with certain caps. The Company has entered into similar agreements with Dr. O'Connor and Stanley Stier, M.D. Dr. O'Connor terminated his active employment with the Company on April 15, 1997, and is currently on a paid leave of absence until October 15, 1997, at which time his employment will terminate. Dr. Stier has given notice that he will terminate his employment with the Company on April 30, 1997.

     The Company has previously entered into change in control agreements with Messrs. Natt, Herbert, Elrod and Philpott, and Ms. Campbell. These change in control agreements are superseded by the conditional employment agreements described above. However, in the event that the conditional employment agreements are declared invalid, these change in control agreements would prevail. For each person the change in control agreement terminates on the last day of the sixth calendar month following termination of employment of such person with the Company. The change in control agreements provide for certain benefits to be paid upon termination by the Company, other than for specific reasons enumerated in the agreements, after a change in control of the Company has occurred. The benefits payable under such circumstances are equal to full base salary, plus unused accrued vacation and applicable bonus through the date of termination plus a severance amount equal to 2.99 times the highest compensation (including base salary, bonuses, incidental compensation and other taxable and nontaxable benefits) paid to such person by the Company with respect to any twelve consecutive month period during the three years ending with the date of termination, with certain caps. Change in Control agreements had also been entered into with Drs. O'Connor and Stier.

Compensation Pursuant to Plans

     Pension Plan.   The Company contributes 5% of its total aggregate eligible compensation for eligible employees annually to a defined contribution pension plan covering all of the employees who have met certain age and service requirements. Employees become eligible for participation when they have completed six months of service and have attained the age of 20 1/2. Such contributions vest at 50% after three years of service, 75% after four years of service, and 100% after five years of service. Employees are eligible to receive distribution of vested contributions from the plan upon retirement on or after age 65, upon death or disability, or upon termination of employment. The contribution to the plan for 1996 was 5% of eligible wages, or approximately $1,198,313.40.

     Savings and Retirement Plan. The Company maintains a 401(k) savings and retirement plan (the "401(k) Plan") pursuant to which full-time employees may currently reduce their salaries by up to 10% of their compensation and have the salary reduction amounts contributed to the 401(k) Plan. Such contributions are 75%
matched by the Company, up to a maximum of 4% of the employee's compensation. Participants are fully vested at all times in their salary reduction and matching contributions. Participants may withdraw their own contribution and the Company's matching contribution upon retirement, upon death or disability, upon termination of employment or upon financial necessity. Participants may elect to make voluntary contributions and may elect to withdraw such amounts twice in any year. The cash contributions in respect of Messrs. Herbert, Natt and Elrod, Dr. O'Connor and Ms. Campbell are included in the compensation table.

        Management Incentive Plan. The Company maintains a management incentive plan for its salaried employees. Pursuant to the plan, each participant is assigned a target incentive award (expressed as a percentage of such participant's annual base salary) that becomes payable if the Company achieves certain operating goals.

        The following table sets forth certain information regarding stock options granted in 1996 to the five individuals named in the Summary Compensation Table. In addition, in accordance with the Commission's rules, the table also shows a hypothetical potential realizable value of such options based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the options were granted over the full option term. The assumed rates of growth were selected by the Commission for illustration purposes only, and are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance and prospects.

                                OPTIONS GRANTED IN LAST FISCAL YEAR


                                        Individual Grants
                               ----------------------------------
Name                         Number of            Percent of Total    Exercise price    Expira-     Potential
                             Securities           Options Granted     ($/sh)            tion        Realizable Value at
                             Underlying Options   to Employees in                       Date        Assumed Annual
                             Granted/1/           Fiscal Year                                       Rates of Stock
                             (#)                                                                    Price Appreciation
                                                                                                    for
                                                                                                    Option Term
                                                                                                    --------------------
                                                                                                          5%($)           10%($)
------------------------------------------------------------------------------------------------------------------------------------

Robert L. Natt                           78,008               13.81%    $17.00          12/05/2006         $     834,000  $2,113,519

                                         20,801                3.68%    $38.75           1/30/2006         $     506,910  $1,284,616

Michael E. Herbert                       44,244                7.83%    $38.75           1/30/2006         $   1,078,203  $2,732,395

James L. Elrod, Jr.                      36,675                6.49%    $17.00          12/05/2006         $     392,100  $  993,659

                                         20,801                3.68%    $38.75           1/30/2006         $     506,910  $1,284,616

Richard C. O'Connor                       8,152                1.44%    $17.00          12/05/2006         $      87,155  $  220,867

                                         10,617                1.88%    $38.75           1/30/2006         $     258,731  $  655,679

Regina M. Campbell                       24,317                4.30%    $17.00          12/05/2006         $     259,978  $  658,836

                                         13,792                2.44%    $38.75           1/30/2006         $     336,104  $  851,758

------------------------------------------------------------------------------------------------------------------------------------

----------
1 All options granted and reported in this table are made pursuant to the Company's 1992 and 1995 Stock Option Plans and have the following material terms: options may be either (i) "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) non-qualified stock options; all options expire not more than ten years from the date of grant, or not more than five years from the date of grant in the case of incentive stock options granted to an employee holding 10% or more of the voting stock of the Company; the aggregate fair market value (determined at the time of grant) of shares issuable pursuant to incentive stock options which become exercisable in any calendar year by any employee may not exceed $100,000. All options granted under the 1992 Plan vest in equal installments in the three years following grant. Options granted under the 1995 Plan to the individuals named in the table vest in six years; provided, however, there is accelerated vesting in the event certain financial performance criteria are satisfied.

  The following table sets forth certain information concerning stock option exercises by the five individuals named in the summary compensation table during 1996, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1996. Also reported are the values for "in the money" options which represents a positive spread between the exercise price of any such existing stock options and the closing market price of the common stock at December 31, 1996 ($14.75).

                       AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AT DECEMBER 31, 1995

Name                         Shares Acquired   Value Realized   Number of Securities Underlying        Value of Unexercised in-
                               on Exercise                      Unexercised Options at December      the-Money Options at December
                                                                            31, 1996                          31, 1996 ($)
                                                                   Exercisable/Unexercisable           Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------------

Robert L. Natt                    13,580        $183,090                 34,633/100,457                         $0/$0
Michael E. Herbert                     0               0                 106,269/51,347                         $0/$0
Richard C. O'Connor                    0               0                  39,515/21,158                         $0/$0
James L. Elrod                         0               0                  18,789/56,471                         $0/$0
Regina M. Campbell                     0               0                  24,653/39,440                         $0/$0
====================================================================================================================================


Director Compensation

     In 1996, non-employee Directors were entitled to receive an annual retainer of $4,000 and fees of $500 for each Board or committee meeting attended. The Chairman of the Board and Committee Chairmen receive $750 for each meeting they chair, in lieu of the $500 meeting fee. In 1996, Dr. Licciardello and Dr. Grayer were compensated Chairmen's fees of $5,000 and $34,333, respectively.
The annual retainer for non-employee Directors was increased to $28,000 as of January 1, 1997.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION PHILOSOPHY

     The Compensation Committee of the Board is responsible for reviewing the Company's executive compensation program and policies each year and determining the compensation of the Company's executive officers. The Compensation Committee's decisions are made within parameters established by the Company's Board of Directors in the form of an overall executive compensation philosophy.

     The Company's compensation program and policies are designed to help the Company attract, motivate and retain individuals of outstanding ability in key positions in order to maximize return to stockholders. The primary objectives of the Company's executive compensation program are to provide total compensation opportunities that are competitive with opportunities provided to executives within comparably sized managed care organizations at comparable levels of performance; to ensure that executives' total compensation levels vary based on the Company's short-term financial performance, and growth in stockholder value over time; to focus and motivate executives on the achievements of defined objectives; and to reward executives in accordance with their relative contributions to achieving strategic milestones and upholding key mission-related objectives.

     In designing and administering its executive compensation program, the Company attempts to strike an appropriate balance among these various objectives. It believes that its executive compensation program includes elements which, taken together, constitute a flexible and balanced method of establishing total compensation for senior management. The Company uses the services of a national compensation consulting firm to develop marketplace data and assess PHS's practices against such data; assess the overall effectiveness of the Company's pay program; assess PHS's compensation philosophy and its alignment with its strategic business needs; and finally, develop recommendations regarding compensation levels, incentive pay programs and its ongoing compensation philosophy. For purposes of establishing compensation for 1996, the market analysis included data from the following sectors: managed care, for profit health care companies and combined profit and not-for-profit health care companies.

     Based upon a previous review and the recommendations of its consultants, the Committee has identified base salary and incentive compensation ranges based on the 50th percentile and 75th percentile, respectively, of competitive data for similarly sized managed care organizations. The Committee has concluded that its most direct competitors for executive talent are for-profit health maintenance organizations and, accordingly, although it reviewed information from all of the sectors identified above, it principally compares its actions to a self-selected group of for-profit managed care companies of comparable size (the "Compensation Comparable Group") and uses the other data compiled by its consultants as a reference point. The Compensation Comparable Group is not the same group as the peer performance group used in calculating the cumulative total return discussed under "Performance Graph" below.

BASE COMPENSATION

     Generally, in establishing compensation, the Committee believes that positions are competitively paid if the executive's salary falls within 20% of the 50th percentile for base salary. In establishing base compensation for 1996, the Committee reviewed updated competitive salary and total compensation information for executive staff. The Committee concluded that most senior management positions fell within 20% of median competitive levels for the Compensation Comparable Group. Based upon their review of the competitive data and the financial performance of the Company, as well as the responsibilities of senior managers, the Committee authorized a 4.7% aggregate increase for senior managers, other than executive officers, and 9.4% aggregate increase for executive officers. Individual adjustments were determined within the total executive compensation budget as approved by the Committee and were based upon individual achievement and contribution. Individual salary decisions are recommended by the President to the Committee.

SHORT-TERM INCENTIVE COMPENSATION

     The Company's compensation philosophy emphasizes incentive pay to leverage both individual and organizational performance and to raise the Company's total compensation position in the marketplace. The Company's short-term incentive compensation program rewards executives for accomplishing annual performance objectives. The program provides varied award opportunities that correspond to each participant's level of responsibility and impact on strategic initiatives of the Company. The short-term incentive compensation program for 1996 allowed executives to participate in the incentive compensation program at levels established by reference to their grade level (Tier I being the President of the Company, Tier II being Executive Vice Presidents, Tier II being Senior Vice Presidents and Tier IV being Vice Presidents). Incentive compensation opportunities, as a percentage of base salaries, ranged between 12% (threshold, Tier IV) and 75% (maximum, Tier I). For 1996, the Committee established weighted performance measures based upon net income (60%) and year end membership (40%). The program assigned levels of threshold, target and maximum bonuses with corresponding performance expectations for each category of participants. At threshold, 50% or the target amount was funded. Target performance resulted in funding of the full target amount, where superior performance paid 150% of the target amount. The Company failed to achieve threshold performance with respect to the net income goal, but achieved superior performance in membership growth. Accordingly, eligible executives received bonuses for 1996 (as a percentage of base salaries) of 30% for Tier I, 24% for Tier II, 20.8% for Tier III, and 15.2% for Tier IV. The Compensation Committee has revised the short-term incentive compensation program for 1997 to provide that the Company must achieve profitability objectives before any bonuses are payable to management.

LONG TERM INCENTIVE COMPENSATION

     The Company's stock option plans are designed to reward employees for long-term growth consistent with stockholder return. In 1996, senior management was awarded stock options in amounts designed to deliver a percentage of their base salaries over the term of the stock option. Values for senior management are targeted at 120% of base salary for Tier I, 75% of base salary for Tier II, 60% of base salary for Tier III and 30% of base salary for Tier IV. The ultimate value of the long-term incentive compensation awards will be determined by the actual performance of the Company's stock price over time.

CEO COMPENSATION

     The Company underwent a change in its most senior position in mid-1996. Through August 27, 1996, the President and Chief Executive Officer of the Company was Michael E. Herbert. Robert L. Natt was elected President and Co-Chief Executive Officer on August 27, 1996 and Mr. Herbert became Co-Chief Executive Officer and Third Vice Chairman of the Board of Directors.

     In establishing Mr. Herbert's compensation for the period November 1, 1995 through August 1996, the Committee had assessed Mr. Herbert's performance in the prior year and reviewed competitive market data on salary levels within the Compensation Comparable Group. Mr. Herbert's salary was increased 8% over 1995 levels, which resulted in his base pay being approximately 8% less than the median competitive data for similar positions. Following the management change in August 1996, Mr. Herbert's salary was not adjusted to reflect his reduced responsibilities. Mr. Herbert's employment agreement, entered into before the management change, requires the Company to maintain his salary through the term of the agreement, subject to annual increases. Mr. Herbert's employment agreement also requires the Company to pay Mr. Herbert annual bonuses of up to 75% of his base salary, for achieving goals mutually established by Mr. Herbert and the Committee. Accordingly, Mr. Herbert's base salary is currently governed solely by the contractual agreements between the Company and Mr. Herbert and is not subject to performance assessment or competitive review. Mr. Herbert's bonus in 1996 was at the Tier 1 level and was equal to 30% of his base salary for 1996. Mr. Herbert's bonus in future years will be based upon performance objectives established by the Committee and Mr. Herbert.

     Until his promotion, Mr. Natt had served as Executive Vice President and Chief Operating Officer of the Company, and his salary had been established for 1996 in accordance with the above criteria. Mr. Natt's salary was adjusted approximately 19% effective November 1, 1996 to reflect his new responsibilities. This adjustment resulted in his salary being approximately 20.5% less than the median competitive data for similar positions. At

Mr. Natt's request, his salary increase has been delayed until certain 1997 profitability objectives have been achieved, at which time the increase will become effective, retroactive to November 1, 1997. Mr.Natt's bonus in 1996 was at the Tier II level and was equal to 24% of his base salary for 1996.

     The Committee has not awarded compensation in excess of $1 million. However, in the event of outstanding performance, it may decide to exceed the $1 million compensation deduction cap.

     It is the opinion of the Committee that the aforementioned compensation structures provide features which properly align the Company's executive compensation with corporate performance and the interests of its stockholders and which offer competitive opportunities in the marketplace.

                                The Compensation Committee
                                Lewis Bader, M.D., Chairman
                                Melvin Coolidge, M.D.
                                Santiago Escobar, M.D.
                                David Grayer, M.D.
                                Kenneth Sacks, M.D.
                                John Washburn

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Drs. Bader, Coolidge, Escobar, Grayer and Sacks and Mr. Washburn served as members of the Compensation Committee of the Board of Directors during the fiscal year ended December 31, 1996. As described above, each Director received an annual retainer of $4,000 and a fee of $500 for each Board or committee meeting attended in 1996. In addition, Dr. Grayer was compensated $34,333 in 1996 for additional services provided to the Company in his capacity as Chairman of the Board of Directors.

     Drs. Bader, Coolidge, Escobar, Grayer and Sacks are members of GBIPA. GBIPA, CIPA and HIPA are both stockholders of and suppliers to the Company. GBIPA owns 70.5% of the outstanding Class B Common Stock, representing 60.7% of the combined voting power of the Common Stock and provides service for approximately 19.3% of the Company's enrollees. CIPA owns 7.4% of the outstanding Class B Common Stock (including shares held by CIPA as voting trustee, pursuant to a voting trust which expired on August 16, 1995, which shares have not yet been distributed to individual holders), representing 6.4% of the combined voting power of the Common Stock and provides service for approximately 14.3% of the Company's enrollees. HIPA owns 5.7% of the outstanding Class B Common Stock, representing 4.9% of the combined voting power of the Common Stock, and provides service for approximately 7.1% of the Company's enrollees. The IPA stockholders, as suppliers to the Company, have interests with respect to the Company which diverge from those of the public stockholders. The IPAs could seek to use their voting control to reject proposals presented for stockholders' approval that were not considered by them to be in their own best interests.

     The current IPA service agreements between the Company and GBIPA, HIPA and CIPA were approved by the Audit Committee, a majority of whom were not members of any IPA. All other material transactions between a stockholder IPA and the Company, including any advance of funds to an IPA to pay excess costs, require the approval of the Audit Committee. Pursuant to the Company's service agreements with its IPAs, the Company also provides certain administrative and support services to the IPAs. Management believes that the terms of these contracts are as favorable to the Company as those that could have been obtained from unaffiliated parties.

     The following table incorporates information relating to certain material business transactions to which the Company is a party with IPAs that own 5% or more of any class of the Company's Common Stock.


                                                   LENGTH OF
                ORIGINAL      EXPIRATION/          YEARS IN                 PAYMENTS
                CONTRACT      RENEWAL              CURRENT               ($ IN MILLIONS)
   IPA          DATE(1)       DATE                 EXTENSION                  1996
---------       ----          ----                 ---------                 ------
CIPA(2)         4/26/84       12/31/97                 1                     19.9
GBIPA           10/1/80       12/31/97                 1                     53.8
HIPA            11/12/84      12/31/97                 1                     15.1

     (1) The Company entered into contracts with its IPAs on the dates shown above. These contracts have been extended pursuant to certain amendment agreements that establish capitation payment increases over the term of the amendment or replaced by certain agreements entered into, from time to time, with each of the IPAs.

     (2) The terms of the contract extension with CIPA have been negotiated and agreed to in principle between the parties, although the contract extension has not yet been executed.


     In 1989, the Company began negotiations with GBIPA to renew its service agreement, which until then had been renewed annually. Due to difficulties encountered in finalizing the terms of the service agreement the Company endeavored to contract with GBIPA's member physicians individually. In 1990, the U.S. Justice Department commenced a civil investigation under the antitrust laws with respect to certain actions of GBIPA in connection with the 1989 contract renewal, specifically GBIPA's conduct with respect to the Company's efforts to contract directly with GBIPA's member physicians. In September 1992, the Justice Department and GBIPA agreed to the terms of a consent decree, effective as of January 7, 1993. Without admitting or denying the Justice Department's allegations, GBIPA agreed not to discourage its members from entering into direct contracts with any HMO for ten years and agreed to conduct a compliance program for that period.

                                PERFORMANCE GRAPH

   The following graph compares the change in the Company's cumulative total return on its Class A Common Stock to (a) the change in the cumulative total return on the stocks included in the NASDAQ Composite Index for U.S. Companies and (b) the change in the cumulative total return on the stocks included in the NASDAQ Health Services Index assuming an investment of $100 made on January 21, 1993 (the date the Company's Common Stock became listed on the NASDAQ National Market System under the symbol "PHSV") and comparing relative values on January 21, 1993, December 31, 1993, December 30, 1994, December 29, 1995, and December 31, 1996. All of these cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the period. Note that the price performance of the Company's Class A Common Stock shown below should not be viewed as being indicative of future performance.

                                    [GRAPH]

                21-JAN-93    31-Dec-93    30-Dec-94      29-Dec-95     31-Dec-96
PHSV               100          135          181.67         246.67         98.33
NASDAQ             100          111.62       109.10         154.29        189.79
Health Services    100          107.16       114.98         146.04        146.24

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with regard to the beneficial ownership of the Common Stock of the Company as of the date hereof by (i) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Class A or Class B Common Stock, (ii) each director and each nominee for director, (iii) each executive officer of the Company named in the table under "Executive Compensation", and (iv) all executive officers and directors as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to shares beneficially owned by him. Class A Common Stock and Class B Common Stock are identical except for voting and conversion rights. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of the stockholders. At the option of the holder, each of the shares of Class B Common Stock is convertible into one share of Class A Common Stock without payment of any consideration.

                                                   Class A                        Class B                        Percent
                                                   Amount and                     Amount and                     of
                                                   Nature of       Percent        Nature of        Percent       Total
      NAME AND ADDRESS OF                          Beneficial      of             Beneficial       of            Voting
       BENEFICIAL OWNER                            Ownership       Class A        Ownership        Class B       Power(1)
     -------------------                           ---------       -------        ---------        -------       -----
Michael E. Herbert.............................      610,194(2)(3)  9.9%(3)         278,500(4)      7.9%          7.5%
   Physicians Health Services,
   Inc.
   One Far Mill Crossing
   Shelton, CT  06484-0944
Greater Bridgeport Individual                      2,501,021(3)    30.3%(3)       2,501,021        70.5%         60.7%
Practice Association, Inc.("GBIPA")............
   3180 Main Street
   Bridgeport, CT 06606
Colonial Individual Practice
Association, Inc ("CIPA")(5)...................      264,000(3)     4.4%(3)         264,000         7.4%          6.4%
   Shaws' Cove Six
   New London, CT 06320
Heritage Individual Practice
Association, Inc. ("HIPA").....................      201,700(3)     3.4%(3)         201,700         5.7%          4.9%
803 Wooster Heights Road
Bldg. 301
Danbury, CT 06810
The Guardian Life Insurance Company of
 America(6)....................................    1,394,200       24.2%                ---          ---          3.4%
   201 Park Avenue South
   New York, NY  10003
Lewis Bader, M.D.(7)...........................          ---         ---                ---          ---           ---
Regina M. Campbell.............................       28,211(8)        *                ---          ---             *
Larry Coletti, M.D.(9).........................        3,500(3)        *              3,000            *             *
Melvin Coolidge, M.D.(7).......................          ---         ---                ---          ---           ---
Arnold DoRosario, M.D(7).......................          500           *                ---          ---             *
James L. Elrod, Jr.............................       18,789(10)       *                ---          ---             *
Santiago Escobar, M.D.(6)......................          ---         ---                ---          ---           ---
Richard Freeman................................          ---         ---                ---          ---           ---

                                                   Class A                        Class B                        Percent
                                                   Amount and                     Amount and                     of
                                                   Nature of       Percent        Nature of        Percent       Total
      NAME AND ADDRESS OF                          Beneficial      of             Beneficial       of            Voting
       BENEFICIAL OWNER                            Ownership       Class A        Ownership        Class B       Power(1)
     -------------------                           ---------       -------        ---------        -------       -----

David Grayer, M.D.(7)..........................          ---         ---                ---          ---           ---


A. Thomas Licciardello, M.D.(7)................        2,000(11)       *                ---          ---             *
Andrew Lozyniak................................          ---         ---                ---          ---           ---
Murray Morrison, M.D.(7).......................          ---         ---                ---          ---           ---
Robert L. Natt.................................      106,457(3)(12)  1.8%(3)         42,200(13)      1.2%          1.2%
Joseph E. Nechasek.............................       10,200(14)       *                ---          ---             *
Noel Newman....................................          ---         ---                ---          ---           ---
Richard C. O'Connor, M.D.......................       51,150(15)       *                ---          ---             *
Kenneth Sacks, M.D.(7).........................          ---         ---                ---          ---           ---
Edward Sawicki, M.D.(16).......................          ---         ---                ---          ---           ---
Arthur H. Sheer................................          ---         ---                ---          ---           ---
Bernard Sherlip, M.D.(7).......................          ---         ---                ---          ---           ---
John C. Washburn...............................          ---         ---                ---          ---           ---
All directors and executive officers as a            831,001        13.2%           323,700          9.1%          9.0%
 group (23 persons)
 (2)(3)(7)(8)(9)(10)(11)(12)(14)(15)(16)(17).

-----------------------------

 (1) Based on a total of 9,310,117 shares of Class A and Class B Common Stock. Does not assume conversion of Class B Common Stock to Class A Common Stock.
 (2) Includes 9,500 shares of Class A Common Stock owned by Anastacia Herbert, former spouse of Mr. Herbert, as to which Mr. Herbert has voting control. Includes 4,670 shares of Class A Common Stock and 7,500 shares of Class B Common Stock owned by Jacqueline Herbert, spouse of Mr. Herbert, as trustee, as to which Mr. Herbert disclaims beneficial ownership. Assumes exercise of 106,269 stock options currently exercisable into shares of Class A Common Stock. Includes 11,182 shares of Class A Common Stock held in the Company's retirement plans as of April 1, 1997, the most recent date available.
 (3) Assumes conversion of Class B Common Stock held by such stockholder to Class A Common Stock, but does not assume conversion of any other shares of Class B Common Stock.
 (4) Includes 7,500 shares of Class B Common Stock owned by Jacqueline Herbert, spouse of Mr. Herbert, as trustee, as to which Mr. Herbert disclaims beneficial ownership.
 (5) Includes 30,000 shares of Class B Common Stock held directly by members of CIPA, which shares were subject to a voting trust agreement which expired on August 16, 1995 and which shares have not yet been distributed to the individual owners. Under this agreement, CIPA is the voting trustee with the exclusive right to vote all the shares or to give written consent in lieu thereof.
 (6) Based upon information set forth in a Schedule 13D filed by such beneficial owner with the Securities and Exchange Commission.
 (7) Excludes an undivided ownership interest as a member of GBIPA in 2,501,021 shares of Class B Common Stock owned by GBIPA.
 (8) Assumes exercise of 24,653 stock options currently exercisable for shares of Class A Common Stock. Includes 3,158 shares of Class A Common Stock held in the Company's retirement plans as of April 1, 1997, the most recent date available.
 (9) Excludes an undivided ownership interest as a member of CIPA in 234,000 shares of Class B Common Stock owned by CIPA and 30,000 shares of Class B Common Stock for which CIPA was voting trustee, not beneficially owned by Dr. Coletti.
(10) Assumes exercise of 18,789 stock options currently exercisable for shares of Class A Common Stock.

(11) Includes 2,000 shares of Class A Common Stock owned by Gertrude Licciardello, spouse of Dr. Licciardello, as to which Dr. Licciardello disclaims beneficial ownership.
(12) Includes 700 shares of Class A Common Stock and 1,800 shares of Class B Common Stock owned by Helen Natt, spouse of Mr. Natt, as custodian, as to which Mr. Natt disclaims beneficial ownership. Includes 13,924 shares of Class A Common Stock held in the Company's retirement plans as of April 1, 1996, the most recent date available. Assumes exercise of 34,633 stock options currently exercisable for shares of Class A Common Stock.

(13) Includes 1,800 shares of Class B Common Stock owned by Helen Natt, spouse of Mr. Natt, as custodian, as to which Mr. Natt disclaimes beneficial ownership.
(14) Includes 10,000 shares of Class A Common Stock owned as tenant in common with Sharon Nechasek, spouse of Mr. Nechasek. Also includes 100 shares of Class A Common Stock owned by Mrs. Nechasek, as to which Mr. Nechasek disclaims beneficial ownership.
(15) Includes 4,500 shares of Class A Common Stock held by Sheila O'Connor, spouse of Dr. O'Connor, as to which Dr. O'Connor disclaims beneficial ownership. Assumes exercise of 39,515 stock options currently exercisable for shares of Class A Common Stock. Includes 5,093 shares of Class A Common Stock held in the Company's retirement plans as of April 1, 1996, the most recent date available.
(16) Excludes an undivided ownership interest as a member of CIPA in 234,000 shares of Class B Common Stock owned by CIPA and 30,000 shares of Class B Common Stock for which CIPA was voting trustee, not beneficially owned by Dr. Sawicki.
(17) Does not include shares owned by GBIPA, CIPA and HIPA, in which certain directors have an undivided ownership interest.
 * Less than .1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   For a description of the relationships between the Company and its IPA affiliates, including GBIPA, see "Compensation Committee Interlocks and Insider Participation" above.

   The Company is party to various marketing and reinsurance agreements with The Guardian Life Insurance Company of America ("The Guardian"). See "Item 1 -Joint Marketing Arrangement with the Guardian" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Guardian owns 24.2% of the Company's Class A Common Stock (representing 3.4% of the total voting power). In connection with the joint marketing of certain products pursuant to the relationship with The Guardian, the Company incurred a loss of $16,204,909 on revenue of $106,537,282 through December 31, 1996.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Shelton and State of Connecticut on the 30th day of April, 1997.


                                     PHYSICIANS HEALTH SERVICES, INC.





                                     By:/s/ Robert L. Natt
                                        -------------------------------
                                        President and Co-Chief Executive Officer