Form 10-Q
period 1997-03-31
PHYSICIANS HEALTH SERVICES INC
filed 1997-05-15
CIK 867098

        --------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-          EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997.

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _______ to _______.

Commission file number 0-21098.

                       Physicians Health Services, Inc.

            (Exact name of registrant as specified in its charter)

              Delaware                                      06-1116976
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                      Identification No.)

         One Far Mill Crossing                                 06484
          Shelton, Connecticut                               (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (203) 381-6400

                                120 Hawley Lane
                          Trumbull, Connecticut 06611

           ---------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

           Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

There were 5,767,196 shares of Class A Common Stock ($0.01 par value) and 3,542,921 shares of Class B Common Stock ($0.01 par value) outstanding as of May 7, 1997.

  --------------------------------------------------------------------------

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                         PAGE NO.
                                                                                                         -------
PART I.    FINANCIAL INFORMATION
           --------------------
Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at
                     March 31, 1997 and December 31, 1996                                                        3

           Condensed Consolidated Statements of Operations for the Three
                     Months Ended March 31, 1997 and 1996                                                        4

           Condensed Consolidated Statements of Stockholders' Equity
                     for the Three Months Ended March 31, 1997 and 1996                                          5

           Condensed Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 1997 and 1996                                                  6

           Notes to Condensed Consolidated Financial Statements                                                7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                        9-10

PART II.   OTHER INFORMATION
           -----------------
Item 6.  Exhibits and Reports on Form 8-K                                                                       11

           Signatures                                                                                           12

           Exhibit Index                                                                                        13

                        Part I - Financial Information

Item 1. Financial Statements


                PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                  MARCH 31,           DECEMBER 31,
                                                                                                    1997                  1996
                                                                                                  --------            -------------
                                                                                                 (Unaudited)
ASSETS:
Current Assets
     Cash and Cash Equivalents                                                               $          23,286     $        39,213
     Fixed Maturity Securities available for sale-(amortized cost--1997--$105,770
       and 1996--$88,820)                                                                               92,612              59,115
     Accounts Receivable Less Allowances (1997--$1,634 and 1996--$1,781)                                40,263              49,613
     Other Receivables                                                                                  33,880              19,696
     Advances to Participating Hospitals
                                                                                                             -                 400
     Prepaid Expenses and Other                                                                          1,332               1,154
                                                                                             -----------------    ----------------
         Total Current Assets                                                                          191,373             169,191
Property, Plant, and Equipment
     Land                                                                                                8,822               8,822
     Building and Improvements                                                                          26,938              26,938
     Furniture and Equipment                                                                            49,309              46,559
                                                                                             -----------------    ----------------
                                                                                                        85,069              82,319
     Less Accumulated Depreciation and Amortization                                                     16,762              15,273
                                                                                             -----------------    ----------------
         Total Property, Plant, and Equipment                                                           68,307              67,046
                                                                                             -----------------    ----------------
Other Assets (including restricted investments)                                                         13,537              13,658
                                                                                             -----------------    ----------------
TOTAL ASSETS                                                                                 $         273,217     $       249,895
                                                                                             =================     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities

     Accrued Health Care Expenses                                                            $          71,508      $       51,757
     Unearned Premiums                                                                                  28,688              27,757
     Amounts Due to IPA's, Physicians and other Providers                                               64,457              59,084
     Accounts Payable and Accrued Expenses                                                              10,878              13,849
                                                                                             -----------------    ----------------
         Total Current Liabilities                                                                     175,531             152,447


Excess of Net Assets Over Cost of Company Acquired                                                       1,132               1,162

Stockholders' Equity
     Class A Common Stock, Par Value $0.01 per Share--Authorized                                            58                  56
         13,000,000 Shares, Issued and Outstanding; 1997--5,763,905
         shares; 1996--5,566,023 shares

     Class B Common Stock, Par Value $0.01 per Share;                                                       36                  38
         Non-transferable--Authorized and Issued 1997--3,632,612 shares;
         1996--3,829,880 Shares; Voting Rights - 10 per share

     Additional Paid-In Capital                                                                         41,369              41,360
     Net Unrealized Gains (Losses) on Fixed Maturity Securities
         available for sale
         Net of Tax                                                                                       (108)                279
     Retained Earnings                                                                                  55,200              54,554
                                                                                             -----------------    ----------------
                                                                                                        96,555              96,287
     Less Cost of Class B Common Stock (86,400) Shares in Treasury                                           1                   1
                                                                                             -----------------    ----------------
Total Stockholders' Equity                                                                              96,554              96,286
                                                                                             -----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $         273,217    $        249,895
                                                                                             =================    ================

See Notes to Condensed Consolidated Financial Statements.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                     -------------------------------------------
                                                                              1997                     1996
                                                                     -------------------------------------------
REVENUES:
       Premiums                                                      $       149,253          $         111,820
       Investment and Other Income                                             1,805                      1,666
                                                                     ----------------         ------------------
                                                                             151,058                    113,486
COSTS AND EXPENSES:
       Hospital Services                                                      49,060                     39,655
       Physicians and Related Health Care Services                            62,019                     40,938
       Other Health Care Services                                             16,080                     10,719
       Indemnity Costs                                                             -                      2,633
                                                                     ----------------         ------------------
          Total Health Care Costs                                            127,159                     93,945
                                                                     ----------------         ------------------
       Selling, General and Administrative Expenses                           22,873                     18,321
                                                                     ----------------         ------------------
                                                                             150,032                    112,266
                                                                     ----------------         ------------------

Income before Income Taxes                                                     1,026                      1,220
Income Tax Expense                                                               380                        354
                                                                     ----------------         ------------------

NET INCOME                                                           $           646          $              866
                                                                     ================         ==================

Net Income Per Common Share                                          $          0.07          $            0.09
                                                                     ================         ==================

Weighted Average Number of Common and Common
  Equivalent Shares Outstanding                                                9,376                      9,536
                                                                     ================         ==================


See Notes to Condensed Consolidated Financial Statements.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                  ------------------------------------
                                                                                       1997                  1996
                                                                                  ------------          --------------
CLASS A COMMON STOCK
        Balance at Beginning of Period                                             $        56           $          53
        Conversion of Class B Common Stock
          into Class A Common Stock                                                          2                       1
                                                                                   ============          ==============
        Balance at End of Period                                                   $        58           $          54
                                                                                   ============          ==============
CLASS B COMMON STOCK
        Balance at Beginning of Period                                             $        38           $          41
        Conversion of Class B Common Stock
          into Class A Common Stock                                                         (2)                     (1)
                                                                                   ============          ==============
        Balance at End of Period                                                   $        36           $          40
                                                                                   ============          ==============
ADDITIONAL PAID-IN CAPITAL
        Balance at Beginning of Period                                             $    41,360           $      40,760
        Exercise of Stock Options                                                            9                     378
                                                                                   ============          ==============
        Balance at End of Period                                                   $    41,369           $      41,138
                                                                                   ============          ==============

NET UNREALIZED GAINS (LOSSES) ON FIXED MATURITY SECURITIES,
        NET OF TAX
        Balance at Beginning of Period                                             $       279           $         510
        Unrealized Depreciation                                                           (387)                   (322)
                                                                                   ============          ==============
        Balance at End of Period                                                   $     (108)            $        188
                                                                                   ============          ==============
RETAINED EARNINGS
        Balance at Beginning of Period                                             $    54,554            $     67,518
        Net Income                                                                         646                     866
                                                                                   ============          ==============
        Balance at End of Period                                                   $    55,200            $     68,384
                                                                                   ============          ==============
TREASURY STOCK
        Balance at Beginning and End of Period                                     $        (1)           $         (1)
                                                                                   ============          ==============
TOTAL STOCKHOLDERS' EQUITY
        Balance at Beginning of Period                                             $    96,286            $    108,881
        Exercise of Stock Options                                                            9                     378
        Net Income                                                                         646                     866
        Unrealized Depreciation of Fixed Maturity Securities                              (387)                   (322)
                                                                                   ============          ==============
        Balance at End of Period                                                   $    96,554            $    109,803
                                                                                   ============          ==============


See Notes to Condensed Consolidated Financial Statements.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (IN THOUSANDS)
                                  (Unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                 --------------------------------------
                                                                                     1997                        1996
                                                                                  ----------                  ---------
OPERATING ACTIVITIES
Net Income                                                                       $      646                   $     866
Adjustments to Reconcile Net Income to Net Cash
     Provided by (Used for) Operating Activities:
     Depreciation and Amortization                                                    1,489                         827
     Provision for Doubtful Accounts                                                    617                         832
     Amortization of Excess of Net Assets over Cost
       of Company Acquired                                                              (30)                        (30)
     Deferred income tax benefit                                                       (268)                       (319)
     Changes in Assets and Liabilities:

                  Accounts Receivable                                                 8,733                      (7,065)
                  Other Receivables                                                 (14,184)                     (3,262)
                  Advances to Participating Hospitals                                   400                       2,767
                  Prepaid Expenses and Other                                           (178)                     (1,064)
                  Accrued Health Care Expenses                                       19,751                       2,552
                  Unearned Premiums                                                     931                       1,765
                  Due to IPA's, Physicians and Other Providers                        5,373                     (14,353)
                  Accounts Payable and Accrued Expenses                              (2,452)                     (5,400)
                                                                                 ----------                  ----------
Net Cash Provided by (Used for) Operating Activities                                 20,828                     (21,884)

INVESTING ACTIVITIES
     Purchases of Property, Plant, and Equipment                                     (2,750)                     (3,926)
     Proceeds from Disposal of Equipment                                                  -                           6
     (Increase) Decrease in Other Assets                                                121                      (1,225)
     Purchases of Fixed Maturity Securities                                         (95,409)                   (140,990)
     Proceeds from Sales and Maturities of Fixed Maturity Securities                 61,274                     163,847
                                                                                 ----------                  ----------
Net Cash Provided by (Used for) Investing Activities                                (36,764)                     17,712

FINANCING ACTIVITIES
     Exercise of Stock Options                                                            9                         378
                                                                                 ----------                  ----------
Net Cash Provided by Financing Activities                                                 9                         378
                                                                                 ----------                  ----------
Decrease in cash and cash equivalents                                               (15,927)                     (3,794)
Cash and cash equivalents at beginning of period                                     39,213                       7,536
                                                                                 ==========                  ==========
Cash and cash equivalents at end of period                                        $  23,286                   $   3,742
                                                                                 ==========                   ==========


See Notes to Condensed Consolidated Financial Statements.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1997
                                  (UNAUDITED)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Physicians Health Services, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended December 31, 1996.

2.    Stockholders' Equity and Per Share Data

      Pursuant to the Company's Certificate of Incorporation, upon conversion of Class B shares to Class A shares, such Class B shares are canceled and cannot be reissued. Per share data are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents are excluded to the extent they have an antidilutive effect on per share data.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 is not expected to be material.

3.    Tax Provision

      The Company is currently under examination by the Internal Revenue Service (IRS) for certain prior tax years. Management does not expect any proposed adjustments which may result from the IRS' audit to have a material adverse impact on the Company's financial position or results of operations.

4.    Reclassifications

      Certain reclassifications were made to conform the 1996 amounts to the 1997 presentation.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1997
                                  (UNAUDITED)

5.     Subsequent Events

       On May 8, 1997, the Company and Foundation Health Systems, Inc. ("FHS") executed a merger agreement pursuant to which FHS would acquire all of the shares of common stock of the Company for $29.25 per share in cash, or a total consideration to the Company's stockholders of approximately $280 million. FHS announced that it intends to finance the purchase with a combination of cash and bank debt. As part of the transaction, the Company has entered into a voting trust agreement with the Greater Bridgeport Individual Practice Association ("GBIPA"), which owns shares constituting approximately 61% of the voting power of the Company. The agreement stipulates that such shares will be voted in favor of the transaction by GBIPA. The transaction is subject to certain closing conditions, including receipt of regulatory approvals and entering into certain agreements with The Guardian. This transaction is expected to close by the end of 1997.

       On May 2, 1997, the Company acquired 200 shares of Physicians Health Services of New Jersey, Inc. ("PHS NJ") from Mastercare Companies, Inc. In exchange for the receipt of the shares of PHS NJ the Company gave up 1,250,000 shares of Series B Convertible Preferred Stock of MasterCare Companies, Inc. and 190 shares of Common Stock of MasterCare of Connecticut, Inc. As a result of this transaction, PHS NJ will become a wholly-owned subsidiary of the Company. This transaction will not have a significant impact on the operating results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED MARCH 31, 1997 VERSUS MARCH 31, 1996

Premium revenue increased 33.5% to $149.3 million in the first quarter of 1997 from $111.8 for the comparable 1996 quarter. Enrollment at March 31, 1997 was 441,335, an increase of 37.6% from enrollment of 320,660 at March 31, 1996. As of March 31, 1997, fully-insured enrollees increased 48.3% to 372,712 members, up from 251,257 as of March 31, 1996, while self-funded enrollees decreased 1.1% to 68,623 members as of March 31, 1997, down from 69,403 members at March 31, 1996. The aggregate premium revenue increase lagged the membership growth due primarily to the growth of membership in the Healthcare Solutions product where 50% of all the premium revenue and related health care costs related to this business for 1997 are ceded to The Guardian Life Insurance Company of America ("The Guardian") pursuant to a reinsurance agreement. In addition, until October 1, 1996, the Healthcare Solutions activity in Connecticut was under a profit sharing arrangement. According to the provisions of the profit sharing agreement, the Company recorded 100% of the premium revenue from Connecticut Healthcare Solutions activity until October 1, 1996. After that date, the profit sharing agreement was replaced by the reinsurance agreement that is in effect for 1997. The effect was to reduce the percentage premium increase as compared to what such increase would have been if the reinsurance agreement had been in effect throughout 1996. This effect was offset by an increase in revenue from Medicare products resulting from a shift in membership from cost to risk products which carry higher revenue yields and an increase in the pricing of some of the proprietary products.

Investment and other income increased 8.3% to $1.8 million for the first quarter of 1997 from $1.7 million for the quarter ending March 31, 1996. The increase is due to an increase in invested assets which was partially offset by lower investment yields due to lower interest rates.

Health care expenses as a percentage of premium revenues (medical loss ratio) increased to 86.2% for the first quarter of 1997 as compared to 85.3% for the first quarter of 1996. Total health care expenses increased 35.4% to $127.2 million in the first quarter of 1997 from $93.9 million for the comparable 1996 quarter. The increase in the medical loss ratio resulted from a 35.4% increase in medical costs which was not fully offset by a 34.0% increase in fully insured revenue.

Hospital services expenses increased 23.7% to $49.1 million from $39.7 million for the first quarter of 1996. The rise in hospital services expenses was significantly less than the 48.3% increase in fully insured membership which contributed to a decline of 6.8% in the per member per month hospital costs from the first quarter of 1996 to the first quarter of 1997. The decrease in the per member per month amount is attributable to a decline in inpatient utilization which occurred as a result of a 10.4% decline in commercial bed days per thousand members. For the quarter ended March 31, 1997, bed days per thousand members dropped to 258 days from 288 days for the first quarter of 1996. Contributing further to the decline in hospital services expenses was a reduction in hospital rates for both inpatient and outpatient services which was somewhat mitigated by a new claims assessment in New York from the implementation of the Hospital Care Reform Act of 1996 ("HCRA"), which became effective on January 1, 1997. The New York State legislature enacted HCRA, which requires the Company to make payments to state funding pools to finance hospital bad debt and charity care, graduate medical education, and other state programs. The claims assessment under HCRA is equal to 8.18% of qualified New York hospital costs and is expected to continue to increase the Company's hospital costs in the future. Improved results experienced in the commercial product lines were partially offset by a 22.5% increase in the per member per month hospital expenses for government products which resulted primarily from the introduction of the Medicare Risk product. The Company expects hospital costs for Medicare products to continue to rise as membership (and related revenue) in this product increases.

Physician and related health care expenses increased by 51.5% from $40.9 million for the first quarter of 1996 to $62.0 million for the first quarter of 1997. The increase in physician expenses was primarily due to the 48.3% increase in fully insured membership and increases in certain non-capitated services. Additionally, the introduction of the Medicare Risk product has contributed to the rise in physician costs.

RESULTS OF OPERATIONS (CON'T)

Other health care expenses increased by $5.4 million in the first quarter of 1997 as compared to the first quarter of 1996. The increase is primarily due to the increase in fully insured membership and due to inclusion of the covered lives assessment in New York as a result of HCRA. This assessment is expected to continue to increase other health care expenses in the future.

Indemnity costs reflect the medical costs associated with the indemnity revenue assumed in connection with The Guardian reinsurance arrangement in New York under which the Company shared risk for indemnity business with The Guardian until June 30, 1996.

Selling, general and administrative expenses increased 24.8% or $4.6 million in the first quarter of 1997 from the first quarter of 1996. The increase is due primarily to increased personnel and facilities expenses needed to support the enrollment growth and product diversity. The selling, general and administrative expenses as a percentage of revenue improved to 15.3% for the first quarter of 1997 as compared to 16.4% for the comparable 1996 period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

PHS has historically financed its operations primarily through internally generated funds. The Company's primary capital requirements are for working capital, principally to fund geographic and product expansion, and to maintain necessary regulatory capital. The Company's HMO and insurance subsidiaries are subject to statutory regulations that restrict the payment of dividends.

Cash and cash equivalents decreased $15.9 million to $23.3 million at March 31, 1997 from $39.2 million at December 31, 1996. For the quarter ended March 31, 1997, net cash provided by operating activities totaled $20.8 million which resulted primarily from a $19.8 million increase in hospital incurred but not reported (IBNR) claims. The increase in IBNR was generated from the increase in claims activity due to the increase in membership and the timing of the related claims payments. Additionally, the amounts due to IPA's, physicians and other providers rose $5.4 million, reflecting an increase in the amounts payable to non-capitated providers which was partially offset by the 1996 risk retention payments to providers made in the first quarter. These items were offset in part by the net increase in other receivables of approximately $14.2 million which occurred from the Company's arrangements with The Guardian, whereby the cash balances relating to the arrangements are held and invested by The Guardian, while trade receivables declined $8.7 million during the quarter. Approximately $34.1 million of net cash was used to purchase marketable securities during the quarter with an additional $2.7 million used for capital expenditures.

The Company expects to require additional capital, over the next several years, principally for computer and technology system enhancements. The Company believes that in addition to its current capital resources and internally generated funds, it will be able to obtain financing, if necessary, sufficient for its continued operations, although it can provide no assurances in this regard.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes certain forward looking statements (including statements identified by the use of such words as "expects", "believes" or similar expressions). Actual results could differ materially from those discussed. Additional information concerning factors that could cause actual results to differ materially from those in forward looking statements is contained in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 under the caption "Cautionary Statement".

                          PART II - Other Information

ITEM 5.  OTHER INFORMATION
--------------------------

On May 8, 1997, the Company and Foundation Health Systems, Inc. ("FHS") executed a merger agreement pursuant to which FHS would acquire all of the shares of stock of the Company for $29.25 per share in cash, or a total consideration to the Company's stockholders of approximately $280 million. FHS announced that it intends to finance the purchase with a combination of cash and bank debt. As part of the transaction, the Company has entered into a voting trust agreement with the Greater Bridgeport Individual Practice Association ("GBIPA"), which owns shares constituting approximately 61% of the voting power of the Company. The agreement stipulates that such shares will be voted in favor of the transaction by GBIPA. The transaction is subject to certain closing conditions, including receipt of regulatory approvals and entering into certain agreements with The Guardian. This transaction is expected to close by the end of 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

  (a)       Exhibit Number        Description of Exhibit

                    2             Agreement And Plan of Merger By And Among
                                  Foundation Health Systems, Inc., PHS Acquisition

                                  Corp. and Physicians Health Services, Inc.
                                  dated May 8, 1997.

                    4             Amendment dated as of May 8, 1997 to the Rights
                                  Agreement dated as of February 21, 1995 between
                                  Physicians Health Services, Inc. and American Stock
                                  Transfer and Trust Company.

                   27             Financial data schedule.

                   99             News release dated
                                  May 8, 1997
                                  regarding first
                                  quarter results
                                  and merger
                                  agreement.

  (b)       Reports on Form 8-K

           There were no reports filed on Form 8-K for the three months ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PHYSICIANS HEALTH SERVICES, INC.
                       -------------------------------
                                 (Registrant)

Date:    May 15, 1997                                 /s/  James L. Elrod, Jr.
       ------------------------                       ------------------------
                                                      James L. Elrod, Jr.
                                                      Chief Financial Officer


Date:    May 15, 1997                                 /s/  Robert L. Natt
       ------------------------                       -----------------------
                                                      Robert L. Natt
                                                      President

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                    DESCRIPTION OF EXHIBIT
--------------                    ----------------------

      2 Agreement And Plan of Merger By And Among Foundation Health Systems, Inc., PHS Acquisition Corp. and Physicians Health Services, Inc.
                             dated May 8, 1997.

      4 Amendment dated as of May 8, 1997 to the Rights Agreement dated as of February 21, 1995 between Physicians Health Services, Inc. and American Stock Transfer and Trust Company.

     27                      Financial data schedule.

     99                      News release dated
                             May 8, 1997
                             regarding first
                             quarter results
                             and merger
                             agreement.