Form 10-K405/A
period 1996-12-31
PHYSICIANS HEALTH SERVICES INC
filed 1997-07-25
CIK 867098

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                              FORM 10-K/A-2

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

                                                           06-1116976
               DELAWARE                                  (IRS EMPLOYER
    (STATE OR OTHER JURISDICTION OF                  IDENTIFICATION NUMBER)
    INCORPORATION OR ORGANIZATION)

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

  Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  Aggregate market value of the voting stock held by non-affiliates at March 25, 1997 amounted to $114,394,815 (assuming for purposes of this calculation only, that all directors and executive officers are affiliates). (Class B Common Stock is assumed to have a market value of $19.875 per share)

  Indicate the number of shares of each of the Company's classes of Common Stock, as of the latest practicable date.

  Shares of Common Stock outstanding as of March 25, 1997:

                   5,763,905 SHARES OF CLASS A COMMON STOCK
                   3,546,212 SHARES OF CLASS B COMMON STOCK

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                   NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This amendment to the Annual Report on Form 10-K of Physicians Health Services, Inc. (the "Company") for the fiscal year ended December 31, 1996, as amended by Amendment No. 1 thereto (as so amended, the "Original Form 10-K"), amends and modifies the Original Form 10-K as follows, in response to comments from the Securities and Exchange Commission:

    (1) The fifth and seventh paragraphs under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" have been revised to refer to the impact of arrangements between the Company and The Guardian Life Insurance Company, Inc. (the "Guardian").

    (2) "Note 2. Significant Accounting Policies," which is part of the Notes to the Consolidated Financial Statements submitted with the Original Form 10-K in response to Item 8, has been revised to add a paragraph entitled "Impairment of long-lived assets."

    (3) "Note 10. Arrangement with the Guardian Life Insurance Company of America," which is part of the Notes to the Consolidated Financial Statements submitted with the Original Form 10-K in response to Item 8, has been revised to explain what indemnity costs that appear on the Statements of Operations represent (fifth paragraph), to describe "Guardian joint marketing expenses, net" (tenth paragraph), to clarify how the Company reports the effects of the profit sharing arrangement with the Guardian (second paragraph) and to clarify what revenues and costs generated under the "jointly marketed products" represent (seventh and eighth paragraphs).

    (4) Exhibit 23.1 is filed herewith.

In addition, a correction has been made to the cover page of the Original Form 10-K to include a check mark to indicate that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained therein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following table shows certain income statement data expressed as a percentage of total revenues for the years indicated:

                                                     YEAR ENDED DECEMBER 31
                                                     --------------------------
                                                      1996      1995     1994
                                                     -------   -------  -------
Revenues:
  Premiums..........................................    98.7%     98.0%    98.6%
  Investment and other income.......................     1.3       2.0      1.4
                                                     -------   -------  -------
    Total revenues..................................   100.0     100.0    100.0
                                                     -------   -------  -------
Health care expenses:
  Hospital services.................................    36.5      32.0     32.3
  Physicians and related health care services.......    40.7      37.5     39.9
  Other health care services........................     8.7       5.3      4.4
  Indemnity costs...................................     1.4       0.6
                                                     -------   -------  -------
    Total health care expenses......................    87.3      75.4     76.6
                                                     -------   -------  -------
Selling, general and administrative expenses........    17.8      16.7     15.0
Guardian joint marketing (income) expense, net......    (0.2)      0.7      0.0
Proxy defense costs.................................     --        0.2      --
Interest............................................     0.1       0.0      0.0
                                                     -------   -------  -------
    Total expenses..................................   105.0      93.0     91.6
                                                     -------   -------  -------
Income (loss) before taxes..........................    (5.0)      7.0      8.4
Income tax expense (benefit)........................    (2.3)      2.4      3.6
                                                     -------   -------  -------
Net income (loss)...................................    (2.7)%     4.6%     4.8%
                                                     =======   =======  =======

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

  As a result of its arrangements with The Guardian, the Company's percentage growth in its aggregate premium revenue has lagged its percentage growth in enrollment, since a portion of the Healthcare Solutions revenues and expenses that were ceded to The Guardian are omitted from the Company's Statement of Operations. The Company expects that this trend will continue if its Healthcare Solutions products continue to be successful and the enrollment mix between its proprietory products and the Healthcare Solutions products shifts to a greater percentage in Healthcare Solutions. The aggregate revenue is impacted by this mix due to the fact that for its proprietary products the Company retains 100% of the revenue and related health care expenses while under the Healthcare Solutions product, 50% of the revenue and related health care expenses are ceded to The Guardian, therefore impacting the aggregate revenue growth compared to aggregate membership growth. Per member, per month ("PMPM") amounts are similarly impacted by this mix due to the fact Healthcare Solutions membership is reflected at 100% and revenue and related health care expenses are reflected at 50%.

  The marketing and reinsurance agreements with the Guardian have had a significant impact on the Company's results of operations. In 1996, the arrangements with the Guardian resulted in approximately $14.6 million of pretax losses while in 1995, the arrangements resulted in approximately $1.3 million of pretax income.

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

  Key Partnership. The Company's contracts with The Guardian are expected to represent a significant percentage of the Company's revenue and enrollment in future years. See "Business--Joint Marketing Arrangement with The Guardian." The loss of this relationship could have a material adverse effect on the Company's business.

  Competition. Managed care companies and HMOs operate in a highly competitive environment. The Company has numerous types of competitors, both local and national, including, among others, HMOs, PPOs, self-insured employer plans and traditional indemnity carriers, many of which have substantially larger total enrollments, greater financial resources and other characteristics that give them an advantage in competing with the Company. Additional competitors with needs or desires for immediate market share or those with greater financial resources than the Company have entered or may enter the Company's market. The Company also believes that the addition of new competitors can occur relatively easily. In addition, certain of the Company's customers may decide to perform for themselves certain administrative services currently provided by the Company, which could adversely affect the Company's revenues. Significant merger and acquisition activity has occurred in the managed care industry as well as in industries which are suppliers to the Company. This activity may result in stronger competitors or increased health care costs. Increased competitive pressures may limit the Company's ability to increase, or in some instances, maintain premiums, reduce membership levels or decrease profit margins, and there can be no assurance that the Company will not incur increased pricing and enrollment pressure from local and national competitors. Any such pressures could materially affect the Company's results of operations.

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

Such activities could result in the loss of required licenses or the right to participate in certain programs, or the imposition of penalties and/or other sanctions. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect the Company's reputation in various markets and make it more difficult for the Company to sell its products and services.

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

  Accreditation. Certain of the Company's customers or potential customers consider rating, accreditation or certification of the Company by various private or governmental bodies or rating agencies as necessary and/or important. The Company currently has three year accreditation from the National Committee on Quality Assurance ("NCQA") which will expire in May, 1997. NCQA visited the Company's offices in connection with its reaccreditation in late March 1997. Should the Company fail to maintain three-year NCQA accreditation, or obtain any other certification or accreditation as may be deemed to be necessary and/or important by customers, it may adversely affect the Company's ability to obtain or retain the business of such customers.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1. All financial statements -- see Index to Consolidated Financial Statements and Schedules attached hereto.

       2. Financial statement schedules -- see Index to Consolidated Financial Statements and Schedules attached hereto.

       3.  Exhibits -- see Exhibit Index on page E-1.

  (b)  Reports on Form 8-K

       None

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                      Page
                                                                      ----


Report of Independent Auditors.......................................  F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995.........  F-2

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994...................................  F-3

Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1996, 1995 and 1994.......................  F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994...................................  F-5

Notes to Consolidated Financial Statements...........................  F-6

Schedule I -- Condensed Financial Information of Registrant..........  F-17

Schedule II -- Valuation and Qualifying Accounts.....................  F-20

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

                                          Ernst & Young LLP

Stamford, Connecticut
March 14, 1997

                        PHYSICIANS HEALTH SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents.............................  $    39,213 $     7,536
 Investments available for sale, at fair value:
 Fixed maturity securities.............................       59,115     102,130
 Equity securities.....................................          --        1,355
 Accounts receivable, less allowances (1996-$1,781 and
  1995-$1,050).........................................       38,028      31,548
 Other receivables.....................................       19,696      14,815
 Advances to participating hospitals...................          400       5,903
 Prepaid expenses and other............................        1,154         204
                                                         ----------- -----------
  Total Current Assets.................................      157,606     163,491
Property, plant and equipment:
 Land..................................................        8,822       3,322
 Building and improvements.............................       26,938      14,645
 Furniture and equipment...............................       46,559      29,817
                                                         ----------- -----------
                                                              82,319      47,784
Less accumulated depreciation and amortization.........       15,273      11,028
                                                         ----------- -----------
                                                              67,046      36,756
Other assets (including restricted investments)........       13,658      10,821
                                                         ----------- -----------
  Total Assets.........................................  $   238,310 $   211,068
                                                         =========== ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accrued hospital and other health care expenses.......  $    46,153 $    23,878
 Unearned premiums.....................................       27,757      25,022
 Amounts due to IPAs, physicians and other providers...       53,103      37,806
 Accounts payable and accrued expenses.................       13,849      14,199
                                                         ----------- -----------
  Total Current Liabilities............................      140,862     100,905
Excess of net assets over cost of company acquired.....        1,162       1,282
                                                         ----------- -----------
  Total Liabilities....................................      142,024     102,187
Stockholders' equity:
 Preferred Stock, par value $0.01 per share--authorized
  500 shares, none issued..............................          --          --
 Class A Common Stock, par value $0.01 per share--
  authorized 13,000,000 shares; issued and outstanding
  1996--5,566,023 shares; 1995--5,310,347 shares;
  voting rights--1 per share...........................           56          53
 Class B Common Stock, par value $0.01 per share; non-
  transferable; authorized and issued 1996--3,829,880
  shares; 1995--4,052,974 shares; voting rights--10 per
  share................................................           38          41
Additional paid-in capital.............................       41,360      40,760
Net unrealized gains on marketable securities, net of
 tax...................................................          279         510
Retained earnings......................................       54,554      67,518
                                                         ----------- -----------
                                                              96,287     108,882
Less cost of Class B Common Stock (86,400 shares) in
 Treasury..............................................            1           1
                                                         ----------- -----------
  Total Stockholders' Equity...........................       96,286     108,881
                                                         ----------- -----------
 Total Liabilities and Stockholders' Equity............  $   238,310 $   211,068
                                                         =========== ===========

                See notes to consolidated financial statements.

                        PHYSICIANS HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1996      1995     1994
                                                    --------  -------- --------
                                                      (DOLLARS IN THOUSANDS,
                                                              EXCEPT
                                                         PER SHARE DATA)
REVENUES:
  Premiums......................................... $481,534  $342,975 $289,784
  Investment and other income......................    6,574     6,968    4,160
                                                    --------  -------- --------
                                                     488,108   349,943  293,944
Costs and expenses:
  Hospital services................................  178,059   111,947   94,934
  Physicians and related health care services......  198,591   131,019  117,393
  Other health care services.......................   42,382    18,707   12,943
  Indemnity costs..................................    7,008     2,157      --
  Selling, general and administrative expenses.....   86,728    58,504   44,089
  Guardian joint marketing expense (income), net...     (809)    2,298      --
  Proxy defense costs..............................      --        892      --
  Interest expense.................................      388       --       --
                                                    --------  -------- --------
                                                     512,347   325,524  269,359
Income (loss) before income taxes..................  (24,239)   24,419   24,585
Income tax expense (benefit).......................  (11,275)    8,449   10,451
                                                    --------  -------- --------
Net income (loss).................................. $(12,964) $ 15,970 $ 14,134
                                                    ========  ======== ========
Net income (loss) per common share................. $  (1.39) $   1.70 $   1.52
                                                    ========  ======== ========
Weighted average number of common and common
 equivalent shares outstanding.....................    9,301     9,403    9,307
                                                    ========  ======== ========

                See notes to consolidated financial statements.

                        PHYSICIANS HEALTH SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1996      1995     1994
                                                     --------  --------  -------
                                                      (DOLLARS IN THOUDANDS)
CLASS A COMMON STOCK
Balance at beginning of period.....................  $     53  $     49  $    45
Conversion of Class B Common Stock into Class A
 Common Stock:
 1996--223,094 shares, 1995--437,537 shares, 1994--
  435,228 shares...................................         3         4        4
Options exercised:
 1996--32,582 shares, 1995--14,974 shares, 1994--
  3,558 shares.....................................
                                                     --------  --------  -------
Balance at end of period...........................  $     56  $     53  $    49
                                                     ========  ========  =======
CLASS B COMMON STOCK
Balance at beginning of period.....................  $     41  $     45  $    49
Conversion of Class B Common Stock into Class A
 Common Stock:
 1996--223,094 shares, 1995--437,537 shares, 1994--
  435,228 shares...................................        (3)       (4)      (4)
                                                     --------  --------  -------
Balance at end of period...........................  $     38  $     41  $    45
                                                     ========  ========  =======
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period.....................  $ 40,760  $ 40,514  $40,461
Exercise of stock options..........................       600       246       53
                                                     --------  --------  -------
Balance at end of period...........................  $ 41,360  $ 40,760  $40,514
                                                     ========  ========  =======
NET UNREALIZED GAINS (LOSSES) ON MARKETABLE SECURI-
 TIES, NET OF TAX
Balance at beginning of period.....................  $    510  $   (949) $   --
Net unrealized gain at date of adoption of SFAS
 115, net of tax...................................       --        --       184
Net unrealized gain (loss).........................      (231)    1,459   (1,133)
                                                     --------  --------  -------
Balance at end of period...........................  $    279  $    510  $  (949)
                                                     ========  ========  =======
RETAINED EARNINGS
Balance at beginning of period.....................  $ 67,518  $ 51,548  $37,414
Net income (loss)..................................   (12,964)   15,970   14,134
                                                     --------  --------  -------
Balance at end of period...........................  $ 54,554  $ 67,518  $51,548
                                                     ========  ========  =======
TREASURY STOCK
Balance at beginning and end of period.............  $     (1) $     (1) $    (1)
TOTAL STOCKHOLDERS' EQUITY
Balance at beginning of period.....................  $108,881  $ 91,206  $77,968
Exercise of stock options..........................       600       246       53
Net income (loss)..................................   (12,964)   15,970   14,134
Net unrealized gain (loss) on marketable
 securities, net of tax............................      (231)    1,459     (949)
                                                     --------  --------  -------
Balance at end of period...........................  $ 96,286  $108,881  $91,206
                                                     ========  ========  =======

                See notes to consolidated financial statements.

                        PHYSICIANS HEALTH SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)............................... $(12,964) $ 15,970  $ 14,134
Adjustments to reconcile net income (loss) to
 net cash provided by (used for) operating
 activities:
 Depreciation and amortization..................    4,302     3,064     2,364
 Provision for doubtful accounts................    1,485       103     1,423
 Amortization of excess of net assets over cost
  of company acquired...........................     (120)     (120)     (120)
 Deferred income tax expense (benefit)..........      690     1,421      (233)
 Changes in assets and liabilities:
  Accounts receivable...........................   (7,965)   (4,453)   (3,273)
  Other receivables.............................   (4,881)  (13,043)   (1,217)
  Advances to participating hospitals...........    5,503     1,619     3,794
  Prepaid expenses and other....................     (950)      708      (114)
  Accrued health care expenses..................   22,275    (1,232)   (4,028)
  Unearned premiums.............................    2,735       631     2,233
  Due to IPAS, Physicians and other providers...   15,297    (5,793)    8,076
  Accounts payable and accrued expenses.........     (856)   (8,367)   16,292
                                                 --------  --------  --------
Net cash provided by (used for) operating
 activities.....................................   24,551    (9,492)   39,331
INVESTING ACTIVITIES
Purchases of property, plant and equipment......  (34,633)  (15,168)   (9,711)
Disposals of property, plant and equipment......       41        14       226
Net increase in other assets....................   (2,837)   (6,916)     (674)
Purchases of marketable securities.............. (242,451) (324,877) (340,176)
Proceeds from sales of marketable securities....  286,406   335,262   332,629
                                                 --------  --------  --------
Net cash provided from (used for) investing
 activities.....................................    6,526   (11,685)  (17,706)
FINANCING ACTIVITIES
Proceeds from revolving credit line.............   18,000       --        --
Repayment of revolving credit line..............  (18,000)      --        --
Exercise of stock options.......................      600       246        53
                                                 --------  --------  --------
Net cash provided by financing activities.......      600       246        53
                                                 --------  --------  --------
Increase (decrease) in cash and cash
 equivalents....................................   31,677   (20,931)   21,678
Cash and cash equivalents at beginning of year..    7,536    28,467     6,789
                                                 --------  --------  --------
Cash and cash equivalents at end of year........ $ 39,213  $  7,536  $ 28,467
                                                 ========  ========  ========

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

                       PHYSICIANS HEALTH SERVICES, INC.

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

                       PHYSICIANS HEALTH SERVICES, INC.

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

PROPERTY, PLANT AND EQUIPKMENT

  Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method over the estimated useful lives of

                       PHYSICIANS HEALTH SERVICES, INC.

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

                       PHYSICIANS HEALTH SERVICES, INC.

IMPAIRMENT OF LONG-LIVED ASSETS

  In March 1995 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." At December 31, 1996, the Company had no long-lived assets held for disposal. In accordance with SFAS No. 121, the Company monitors its long-lived assets for any indicators of impairment. To the extent such indicators are present, a comparison is made of the asset's carrying value to the estimated undiscounted cash flows related to the asset. If the undiscounted cash flows of the asset are less than its carrying value, the Company would recognize an impairment loss equal to the amount by which the asset's carrying value exceeds its fair value. At December 31, 1996, the Company noted no indicators of impairment related to its long-lived assets.

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

4. INVESTMENTS AND OTHER INCOME

  The amortized cost, gross unrealized gains and losses, and estimated fair values of investments are as follows (in thousands):

                                                   DECEMBER 31, 1996
                                        ----------------------------------------
                                                    GROSS      GROSS
                                        AMORTIZED UNREALIZED UNREALIZED   FAIR
                                          COST      GAINS      LOSSES    VALUE
                                        --------- ---------- ---------- --------
U.S. Government and its agencies....... $  5,598     $--        $ 15    $  5,583
Corporate securities...................   12,803        5         20      12,788
Municipals.............................   40,242      503          1      40,744
                                        --------     ----       ----    --------
Total fixed securities................. $ 58,643     $508       $ 36    $ 59,115
                                        ========     ====       ====    ========
                                                   DECEMBER 31, 1995
                                        ----------------------------------------
                                                    GROSS      GROSS
                                        AMORTIZED UNREALIZED UNREALIZED   FAIR
                                          COST      GAINS      LOSSES    VALUE
                                        --------- ---------- ---------- --------
U.S. Government and its agencies....... $ 10,629     $ 22       $--     $ 10,651
Corporate securities...................    1,535       14        --        1,549
Municipals.............................   89,017      936         23      89,930
                                        --------     ----       ----    --------
  Fixed securities.....................  101,181      972         23     102,130
Equity securities......................    1,417      --          62       1,355
                                        --------     ----       ----    --------
  Total................................ $102,598     $972       $ 85    $103,485
                                        ========     ====       ====    ========

                       PHYSICIANS HEALTH SERVICES, INC.

  At December 31, 1996, the contractual maturities of investments in fixed maturities are as follows (in thousands):

                                                              AMORTIZED  FAIR
                                                                COST     VALUE
                                                              --------- -------
   Due in one year or less...................................  $25,037  $25,131
   Due after one year through five years.....................   33,106   33,485
   Due after ten years.......................................      500      499
                                                               -------  -------
                                                               $58,643  $59,115
                                                               =======  =======

  Major sources of and related amounts of net investment and other income are as follows (in thousands):

                                YEAR ENDED DECEMBER 31
                               --------------------------
                                 1996     1995     1994
                               --------  -------  -------
   Dividends and interest
    income from investments..  $  5,444  $ 7,099  $ 5,091
   Realized gains............       139      385      290
   Realized losses...........       (99)    (366)  (1,170)
   Investment expenses.......      (132)    (193)    (258)
                               --------  -------  -------
   Net investment income.....     5,352    6,925    3,953
   Interest on Guardian
    Receivable...............       866      --       --
   Other income..............       356       43      207
                               --------  -------  -------
   Net investment and other
    income...................  $  6,574  $ 6,968  $ 4,160
                               ========  =======  =======

5. INCOME TAXES

  Significant components of income tax expense (benefit) were as follows (in thousands):

                                YEAR ENDED DECEMBER 31
                               --------------------------
                                 1996     1995     1994
                               --------  -------  -------
   Current income tax expense
    (benefit):
     Federal.................  $(10,004) $ 5,428  $ 7,720
     State...................    (1,961)   1,600    2,964
                               --------  -------  -------
                                (11,965)   7,028   10,684
   Deferred income tax
    expense (benefit)........       690    1,421     (233)
                               --------  -------  -------
   Income tax expense
    (benefit)................  $(11,275) $ 8,449  $10,451
                               ========  =======  =======

  The following is a reconciliation of federal income tax expense computed at statutory rates to the amount of income tax expense reflected in the consolidated statements of operations (in thousands):

                                YEAR ENDED DECEMBER 31
                               --------------------------
                                 1996     1995     1994
                               --------  -------  -------
   Federal income tax
    (benefit) at statutory
    rates....................  $ (8,484) $ 8,547  $ 8,605
   State income taxes (net of
    federal tax benefit).....    (1,750)   1,773    1,938
   Tax exempt interest.......    (1,239)  (1,790)     --
   Other.....................       198      (81)     (92)
                               --------  -------  -------
   Income tax expense
    (benefit)................  $(11,275) $ 8,449  $10,451
                               ========  =======  =======

                       PHYSICIANS HEALTH SERVICES, INC.

  Net deferred tax liabilities, which are included in accounts payable and accrued expenses, reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's net deferred tax liabilities as of December 31 are as follows (in thousands):

                                                                   1996   1995
                                                                  ------ ------
Deferred tax assets:
  Provision for bad debts........................................ $  748 $  444
  Nondeductible hospitalization accruals.........................    968    643
  Accrued vacation...............................................    611    428
  State net operating loss carryforward..........................  1,864    --
  Other..........................................................    370    --
                                                                  ------ ------
Total deferred tax assets........................................  4,561  1,515
Deferred tax liabilities:
  Unrealized gains on investments................................    193    377
  Depreciation...................................................  1,075  1,090
  Tax credit for research activities.............................  4,242    751
  Prepaid expenses...............................................    240    --
  Accrued market discount on bonds held..........................    443    423
                                                                  ------ ------
Total deferred tax liabilities...................................  6,193  2,641
                                                                  ------ ------
Net deferred tax liability....................................... $1,632 $1,126
                                                                  ====== ======

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

  Future minimum lease payments under noncancelable operating leases with remaining terms of one year or more consisted of the following at December 31, 1996 (in thousands):

   1997................................................................. $ 2,530
   1998.................................................................   2,573
   1999.................................................................   2,465
   2000.................................................................   2,264
   2001.................................................................   1,779
   2002 and thereafter..................................................   5,094
                                                                         -------
                                                                         $16,705
                                                                         =======

  Total rent expense was $2,784,000 in 1996, $1,423,000 in 1995, and $420,000
in 1994.

7. COMMITMENTS AND CONTINGENCIES

  The Company is involved in various litigation and claims arising in the normal course of business which management believes, based upon discussions with legal counsel, will not have a material adverse effect on the accompanying financial statements.

                       PHYSICIANS HEALTH SERVICES, INC.

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

                       PHYSICIANS HEALTH SERVICES, INC.

  Information relating to stock options during 1996, 1995, and 1994 is as follows:

                                 1996                1995               1994
                          ------------------- ------------------ ------------------
                                     WEIGHTED           WEIGHTED           WEIGHTED
                                     AVERAGE            AVERAGE            AVERAGE
                           NUMBER    EXERCISE  NUMBER   EXERCISE  NUMBER   EXERCISE
                          OF SHARES   PRICE   OF SHARES  PRICE   OF SHARES  PRICE
                          ---------  -------- --------- -------- --------- --------
Outstanding at beginning
 of year................    574,478   $24.78   187,514   $18.40    86,848   $15.00
Granted.................    565,040    22.09   413,098    27.45   111,950    20.86
Exercised...............    (32,582)   18.43   (14,974)   16.73    (3,558)   15.00
Canceled................    (37,153)   29.29   (11,160)   27.05    (7,726)   17.36
                          ---------   ------   -------   ------   -------   ------
Outstanding at end of
 year...................  1,069,783   $23.40   574,478   $24.78   187,514   $18.40
                          =========   ======   =======   ======   =======   ======
Exercisable at end of
 year...................    317,478   $22.90    73,364   $17.55    25,318   $15.00
Available for grant, at
 end of year............    279,103      --    506,990      --    408,928      --

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

  For purposes of pro forma disclosure, the estimated fair values of the options awarded are amortized to expense over the options' vesting period and do not include grants prior to January 1, 1995. As such, the pro forma information is not indicative of future years. The Company's pro forma information was as follows (in thousands, except per share data):

                                                                1996     1995
                                                              --------  -------
Net income (loss):
  As reported................................................ $(12,964) $15,970
  Pro forma..................................................  (14,379)  15,535
Net income (loss) per common share:
  As reported................................................ $  (1.39) $  1.70
  Pro forma..................................................    (1.54)    1.65

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

                       PHYSICIANS HEALTH SERVICES, INC.

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

  In 1995 and for the first nine months of 1996, PHS/CT, under the terms of the marketing agreement, wrote 100% of the HMO/POS business and Guardian wrote 100% of the indemnity business in Connecticut. Under the terms of the profit sharing agreement, a profit or loss was determined for each line of business. If both lines were profitable, profits, after provisions for related expenses, as defined, were shared equally. If neither line were profitable, each company retained losses, after provisions for related expenses, for its line of business written. If one line was profitable and the other unprofitable, payments, as defined, were to be made by the company writing the profitable line to the company with the unprofitable line, before net profits, if any, were shared. The Company reported the profits, if any, which inure to Guardian under this agreement as a component of Guardian joint marketing expenses net. In connection with this agreement, PHS/CT reported income of $574,000 in 1995, which represented 50% of the net income in accordance with the terms of the agreement. In 1996, PHS/CT reported losses after operating expenses of $7.6 million for the HMO/POS business, which represented 100% of the losses in accordance with the terms of the agreement.

  As of October 1, 1996, PHS/CT writes 100% of the HMO/POS business and, under the terms of a quota share reinsurance agreement, cedes 50% of it to Guardian. Accordingly, profits and losses, after provisions for related expenses, as defined, are shared equally. Additionally, 50% of losses previously reported under the agreement discussed in the preceeding paragraph are recoverable from future profits, if any, under the reinsurance agreement. Since there is no assurance that there will be future profits under this agreement, the Company has not recorded a receivable from Guardian or recognized income for any future profits. After September 30, 1996, PHS/CT no longer participates in the indemnity business.

  In 1995, PHS/NY wrote the HMO/POS In-Network business and, under the terms of a quota share reinsurance agreement, ceded 50% of it to Guardian, while Guardian wrote 100% of the Indemnity/POS Out-of-Network business and, under the terms of a quota share reinsurance agreement with PHS/Bermuda, ceded 50% of it to PHS/Bermuda. As such, profits and losses, after provisions for related expenses, as defined, were shared equally.

  From January 1, 1996 to June 30, 1996, PHS/NY's participation in the Indemnity business was reduced from 50% to 10%. Indemnity costs that appear on the Statements of Operations represent the Company's

                       PHYSICIANS HEALTH SERVICES, INC.

proportionate share of medical costs assumed from Guardian associated with the New York indemnity business. After June 30, 1996, PHS/NY no longer participates in the Indemnity business.

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

  In 1996, approximately $114.5 million of total revenues and $129.1 million of medical costs and other expenses for PHS were generated under the various marketing and reinsurance arrangements with Guardian described above.

  In 1995, approximately $21.5 million of total revenues and $20.2 million of medical costs and other expenses for PHS were generated under the various marketing and reinsurance arrangements with Guardian described above.

  Other receivables at December 31, 1996 and 1995 includes amounts due from Guardian under profit sharing and reinsurance agreements of approximately $18.4 million and $11.8 million, respectively.

  As part of the arrangements, the Company recovers from Guardian, a specified portion of the administrative expenses related to the Healthcare Solutions activity. Additionally, the direct costs for marketing the Healthcare Solutions products are shared equally. Both of these expenses as well as the profits, if any, that inure to Guardian under the profit sharing arrangement with PHS/CT as described above are included in Guardian joint marketing expense, net. The components of this line item are as follows:

                                                       YEAR ENDED DECEMBER 31
                                                       ----------------------
                                                          1996         1995
                                                       -----------  -----------
      Administrative recovery......................... ($    1,998) ($     542)
      Direct marketing expense........................       1,189       1,494
      Profit sharing expense..........................          --       1,346
                                                       -----------  ----------
                                                       ($      809) $    2,298
                                                       ===========  ==========

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

11. SALE OF TEC AND INVESTMENT IN MASTERCARE COMPANIES, INC.

  In September 1995, the Company sold 81% of its wholly-owned subsidiary Total Employee Care, Inc. to Mastercare Companies, Inc. (Mastercare) for 625,000 voting shares of Mastercare common stock. There was no gain or loss recognized on the transaction since the estimated fair value of the Mastercare stock received approximated the book value of the TEC stock sold. In addition, the Company purchased additional shares of Mastercare voting stock in the amount of 1,250,000 shares at $1.20 per share. The Company owns less than 20% of the voting stock and does not have the ability to exercise significant influence over the operating and financial policies of Mastercare and, accordingly has reported this investment at cost which approximates fair value.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  Selected unaudited data reflecting the Company's results of operations for each of the last eight fiscal quarters are shown in the following table (dollars in millions):

                                                             1996
                                                  -----------------------------
                                                   1ST    2ND     3RD     4TH
                                                  ------ ------  ------  ------
Premium revenues................................. $111.8 $118.4  $123.2  $128.1
Total health care expenses.......................   92.9  108.9   109.6   114.6
Selling general and administrative expenses......   19.4   20.0    23.4    23.2
Net income (loss)................................     .9   (5.0)   (4.5)   (4.4)
Net income (loss) per share......................   0.09  (0.54)  (0.49)  (0.46)

                                                                 1995
                                                        -----------------------
                                                         1ST   2ND   3RD   4TH
                                                        ----- ----- ----- -----
Premium revenues....................................... $79.6 $78.7 $85.7 $99.0
Total health care expenses.............................  62.5  60.8  63.7  76.8
Selling general and administrative expenses............  12.6  14.0  15.4  18.8
Net income.............................................   3.1   3.7   5.2   4.0
Net income per share...................................  0.33  0.39  0.55  0.42

  Note: The sum of the quarters' net income (loss) per share does not equal the full year per share amount due to rounding.

                                                                      SCHEDULE I

                        PHYSICIANS HEALTH SERVICES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (DOLLARS IN THOUSANDS)

                                 BALANCE SHEETS

                                (PARENT COMPANY)

                                                               DECEMBER 31
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                          ASSETS
Cash....................................................... $ 15,572  $    187
Other receivables..........................................      219       192
Prepaid expenses and other.................................    1,128        99
                                                            --------  --------
    TOTAL CURRENT ASSETS...................................   16,919       478
                                                            --------  --------
Property, plant and equipment..............................      408       250
Other assets...............................................    2,319     2,306
Investment in and advances to wholly-owned subsidiaries....   86,603   106,206
                                                            --------  --------
    TOTAL ASSETS........................................... $106,249  $109,240
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses...................... $  9,963  $    359
                                                            --------  --------
    TOTAL CURRENT LIABILITIES..............................    9,963       359
                                                            --------  --------
Stockholders' equity
  Common Stock.............................................       94        94
  Additional paid-in capital...............................   41,360    40,760
  Net unrealized gains on marketable securities of
   subsidiaries, net of tax................................      279       510
  Retained earnings........................................   54,554    67,518
                                                            --------  --------
                                                              96,287   108,882
Less treasury stock........................................       (1)       (1)
                                                            --------  --------
    TOTAL STOCKHOLDERS' EQUITY.............................   96,286   108,881
                                                            --------  --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............... $106,249  $109,240
                                                            ========  ========

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

                                                                      SCHEDULE I

                        PHYSICIANS HEALTH SERVICES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (DOLLARS IN THOUSANDS)

                            STATEMENTS OF OPERATIONS

                                (PARENT COMPANY)

                                                     YEAR ENDED DECEMBER 31
                                                    --------------------------
                                                      1996     1995     1994
                                                    --------  -------  -------
Revenue:
  Investment income................................ $     92  $     8  $   --
                                                    --------  -------  -------
Costs and expenses:
  General and administrative expenses..............      --     2,188    1,243
  Interest expense.................................      381      --       --
                                                    --------  -------  -------
                                                         381    2,188    1,243
                                                    --------  -------  -------
LOSS BEFORE INCOME TAXES...........................     (289)  (2,180)  (1,243)
Income tax expense (benefit).......................      249      505     (154)
                                                    --------  -------  -------
Loss before equity in net income (loss) of wholly-
 owned subsidiaries................................     (538)  (2,685)  (1,089)
Equity in net income (loss) of wholly-owned
 subsidiaries, net of taxes........................  (12,426)  18,655   15,223
                                                    --------  -------  -------
NET INCOME (LOSS).................................. $(12,964) $15,970  $14,134
                                                    ========  =======  =======


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

                                                                      SCHEDULE I

                        PHYSICIANS HEALTH SERVICES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (DOLLARS IN THOUSANDS)

                            STATEMENTS OF CASH FLOWS

                                (PARENT COMPANY)

                                                     YEAR ENDED DECEMBER 31
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
OPERATING ACTIVITIES
Net income (loss)................................  $(12,964)   15,970  $ 14,134
Plus equity in net loss (income) of subsidiaries.    12,426   (18,655)  (15,223)
Adjustments to reconcile net income (loss) to
 cash provided by (used for) operating
 activities......................................     8,377     2,382     1,271
                                                   --------  --------  --------
Net cash provided by (used for) operating
 activities......................................     7,839      (303)      182
FINANCING ACTIVITIES
Advances to subsidiaries.........................   (40,198)   (9,000)  (10,000)
Dividends and return of capital from
 subsidiaries....................................    47,144     9,000    10,000
Exercise of stock options........................       600       246        53
                                                   --------  --------  --------
Net cash provided by financing activities........     7,546       246        53
Increase (decrease) in cash......................    15,385       (57)      235
Cash at beginning of year........................       187       244         9
                                                   --------  --------  --------
Cash at end of year..............................  $ 15,572  $    187  $    244
                                                   ========  ========  ========



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

                                                                     SCHEDULE II

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                      BALANCE AT CHARGE TO            BALANCE AT
                                      BEGINNING  COST AND               END OF
                                      OF PERIOD  EXPENSES  DEDUCTIONS   PERIOD
                                      ---------- --------- ---------- ----------
Year ended December 31, 1994
  Allowance for doubtful accounts....   $  926    $1,423     $(549)     $1,800
                                        ======    ======     =====      ======
Year ended December 31, 1995
  Allowance for doubtful accounts....   $1,800    $  103     $(853)     $1,050
                                        ======    ======     =====      ======
Year ended December 31, 1996
  Allowance for doubtful accounts....   $1,050    $1,485     $(754)     $1,781
                                        ======    ======     =====      ======

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE TOWN OF SHELTON AND STATE OF CONNECTICUT ON THE 24TH DAY OF JULY, 1997.

                                          Physicians Health Services, Inc.

                                                   /s/ Robert L. Natt
                                          By: _________________________________
                                            PRESIDENT AND CO-CHIEF EXECUTIVE
                                                         OFFICER

                                 Exhibit Index


Exhibit No.             Description of Document
-----------             -----------------------

    23                  Consent of Independent Auditors (filed herewith).