Form 10-Q/A
period 1997-03-31
PHYSICIANS HEALTH SERVICES INC
filed 1997-07-25
CIK 867098

        --------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q/A-1

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

        This amendment to the Quarterly Report on Form 10-Q of Physicians Health Services, Inc. for the fiscal quarter ended March 31, 1997 (the "Original Form 10-Q") amends and modifies the Original Form 10-Q as follows:

        In response to comments from the Securities and Exchange Commission, the second paragraph of "Note 5. Subsequent Events," in "Item 1. Financial Statements," is amended by the addition of language disclosing how the described exchange transaction was recorded and valued.

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

       On May 2, 1997, the Company acquired 200 shares of Physicians Health Services of New Jersey, Inc. ("PHS NJ") from MasterCare Companies, Inc. ("MasterCare"). In exchange for the receipt of the shares of PHS NJ the Company gave up 1,250,000 shares of Series B Convertible Preferred Stock of MasterCare Companies, Inc. and 190 shares of Common Stock of MasterCare of Connecticut, Inc. Since the common stock of MasterCare and PHS NJ are not publicly traded, fair values of the shares exchanged were estimated. MasterCare shares were valued based upon prices obtained in a recent private placement while the fair value of PHS NJ shares were derived from a valuation of membership. The purchase price paid (fair value of MasterCare shares held by the Company) exceeded the fair value of MasterCare's proportionate interest in the net assets of PHS NJ acquired from MasterCare by approximately $ 1.8 million. Such excess will be amortized over 10 years. As a result of this transaction, PHS NJ will become a wholly-owned subsidiary of the Company. This transaction will not have a significant impact on the operating results of the Company.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PHYSICIANS HEALTH SERVICES, INC.
                       -------------------------------
                                 (Registrant)


Date:    July 24, 1997                                /s/  Robert L. Natt
       ------------------------                       -----------------------
                                                      Robert L. Natt
                                                      President




Date:    July 24, 1997                                 /s/ James L. Elrod, Jr.
      --------------------------                       -------------------------
                                                       James L. Elrod, Jr.
                                                       Chief Financial Officer