Form 10-Q
period 1997-06-30
PHYSICIANS HEALTH SERVICES INC
filed 1997-08-14
CIK 867098

  ___________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______.


Commission file number 0-21098.


                       Physicians Health Services, Inc.

            (Exact name of registrant as specified in its charter)

                 Delaware                            06-1116976
     (State or other jurisdiction of                (IRS Employer
     incorporation or organization)               Identification No.)

        One Far Mill Crossing                              06484
        Shelton, Connecticut                            (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code (203) 381-6400

                                120 Hawley Lane
                         Trumbull, Connecticut   06611
           _________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  .    Yes X   No __

There were 5,881,454 shares of Class A Common Stock ($0.01 par value) and 3,452,271 shares of Class B Common Stock ($0.01 par value) outstanding as of August 11, 1997.

  ___________________________________________________________________________

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                              PAGE NO.
                                                                              --------
PART I.   Financial Information
          ---------------------

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at
       June 30, 1997 and December 31, 1996                                        3

     Condensed Consolidated Statements of Operations for the Three and Six
       Months Ended June 30, 1997 and 1996                                        4

     Condensed Consolidated Statements of Stockholders' Equity
       for the Six Months Ended June 30, 1997 and 1996                            5

     Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 1997 and 1996                                    6

     Notes to Condensed Consolidated Financial Statements                       7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         9-11


PART II.  Other Information
          ------------------

Item 6.  Exhibits and Reports on Form 8-K                                        12

         Signatures                                                              13

         Exhibit Index                                                           14

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   JUNE 30,     DECEMBER 31,
                                                                     1997          1996

                                                                 -------------- ------------
                                                                  (Unaudited)
ASSETS:

Current Assets

    Cash and Cash Equivalents                                     $     3,999   $   39,213
    Fixed Maturity Securities Available for Sale -
       (amortized cost--1997--$99,573 and 1996--$58,643)               99,968       59,115
    Accounts Receivable Less Allowances (1997--$1,700 and
       1996--$1,781)                                                   42,089       49,613
    Other Receivables                                                  43,965       19,696
    Advances to Participating Hospitals                                    55          400
    Prepaid Expenses and Other                                            961        1,154
                                                                 -------------- ------------
       Total Current Assets                                           191,037      169,191

Property, Plant, and Equipment
    Land                                                                8,822        8,822
    Building and Improvements                                          28,723       26,938
    Furniture and Equipment                                            53,685       46,559
                                                                 -------------- ------------
                                                                        91,230       82,319

    Less Accumulated Depreciation and Amortization                      18,111       15,273
                                                                 -------------- ------------
       Total Property, Plant, and Equipment                             73,119       67,046
                                                                 -------------- ------------
Other Assets (including restricted investments)                         13,850       13,658
                                                                 -------------- ------------

TOTAL ASSETS                                                     $     278,006  $   249,895
                                                                 ============== ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
    Accrued Health Care Expenses                                 $      69,848  $    51,757
    Unearned Premiums                                                   28,653       27,757
    Amounts Due to IPA's, Physicians and other Providers                68,612       59,084
    Accounts Payable and Accrued Expenses                               11,398       13,849
                                                                 -------------- ------------
       Total Current Liabilities                                       178,511      152,447

Excess of Net Assets Over Cost of Company Acquired                       1,101        1,162

Stockholders' Equity
    Class A Common Stock, Par Value $0.01 per Share--Authorized             58           56
       13,000,000 Shares, Issued and Outstanding; 1997--5,866,199
       shares; 1996--5,566,023 shares
    Class B Common Stock, Par Value $0.01 per Share;                        36           38
       Non-transferable--Authorized and Issued 1997--3,547,071 shares;
       1996--3,829,880 shares; Voting rights - 10 per share
    Additional Paid-In Capital                                          41,724       41,360
    Net Unrealized Gains on Marketable Securities,
       Net of Tax                                                          240          279
    Retained Earnings                                                   56,337       54,554
                                                                 -------------- ------------
                                                                        98,395       96,287
    Less Cost of Class B Common Stock (86,400) Shares in
     Treasury                                                                1            1
                                                                 -------------- ------------
Total Stockholders' Equity                                              98,394       96,286
                                                                 -------------- ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     278,006  $   249,895
                                                                 ============== ============

See Notes to Condensed Consolidated Financial Statements.

                     PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                        (Unaudited)

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     JUNE 30,                 JUNE 30,
                                               ---------------------    ---------------------
                                                   1997      1996          1997       1996
                                               ----------  ---------    ----------  ---------
REVENUES:

      Premiums                                $162,171    $118,432     $311,425     $230,252
      Investment and Other Income                1,917       1,595        3,722        3,261
                                               --------    ---------    ---------    --------
                                               164,088     120,027      315,147      233,513

COSTS AND EXPENSES:

      Hospital Services                         55,335       44,130      104,396      83,786
      Physicians and Related Health Care
      Services                                  66,145       49,620      128,164      90,558
      Other Health Care Services                16,309        9,432       32,388      20,150
      Indemnity Costs                                -        4,375            -       7,008
                                               --------    ---------    ---------    --------
        Total Health Care Costs                137,789      107,557      264,948     201,502
                                               --------    ---------    ---------    --------

      Selling, General and Administrative
      Expenses                                  24,495       21,417       47,369      39,738
                                               --------    ---------    ---------    --------
                                               162,284      128,974      312,317     241,240
                                               --------    ---------    ---------    --------

Income before Income Taxes                       1,804       (8,947)       2,830      (7,727)
Income Tax Expense                                 667       (3,942)       1,047      (3,588)
                                               --------    ---------    ---------    --------

NET INCOME                                     $ 1,137     $ (5,005)    $  1,783     $(4,139)
                                               ========    =========    =========    ========

Net Income Per Common Share                    $  0.12     $  (0.54)    $   0.19     $ (0.45)
                                               ========    =========    =========    ========


Weighted Average Number of Common and Common
   Equivalent Shares Outstanding                 9,483        9,303        9,430       9,293
                                               ========    =========    =========    ========


See Notes to Condensed Consolidated Financial Statements.

                   PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (IN THOUSANDS)
                                      (Unaudited)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                       ---------------------------------
                                                           1997               1996
                                                       ---------------------------------
CLASS A COMMON STOCK
      Balance at Beginning of Period                    $       56         $        53
      Conversion of Class B Common Stock
        into Class A Common Stock                                2                   2
                                                       -------------      --------------
      Balance at End of Period                          $       58         $        55
                                                       =============      ==============

CLASS B COMMON STOCK
      Balance at Beginning of Period                    $       38         $        41
      Conversion of Class B Common Stock
        into Class A Common Stock                               (2)                 (2)
                                                       -------------      --------------
      Balance at End of Period                          $       36         $        39
                                                       =============      ==============

ADDITIONAL PAID IN CAPITAL
      Balance at Beginning of Period                    $   41,360         $    40,760
      Exercise of Stock Options                                364                 496
                                                       -------------      --------------
      Balance at End of Period                          $   41,724         $    41,256
                                                       =============      ==============

NET UNREALIZED GAINS (LOSSES)ON FIXED MATURITY
SECURITIES,
      NET OF TAX
      Balance at Beginning of Period                    $      279         $       510
      Unrealized Depreciation                                  (39)               (535)
                                                       -------------      --------------
      Balance at End of Period                          $      240         $       (25)
                                                       =============      ==============

RETAINED EARNINGS
      Balance at Beginning of Period                    $   54,554         $    67,518
      Net Income (Loss)                                      1,783              (4,139)
                                                       -------------      --------------
      Balance at End of Period                          $   56,337         $    63,379
                                                       =============      ==============

TREASURY STOCK
                                                       -------------      --------------
      Balance at Beginning and End of Period            $       (1)        $        (1)
                                                       =============      ==============

TOTAL STOCKHOLDERS' EQUITY
      Balance at Beginning of Period                    $   96,286         $   108,881
      Exercise of Stock Options                                364                 496
      Net Income (Loss)                                      1,783              (4,139)
      Unrealized Depreciation of Fixed Maturity
       Securities                                              (39)               (535)
                                                       -------------      --------------
      Balance at End of Period                          $   98,394         $   104,703
                                                       =============      ==============

See Notes to Condensed Consolidated Financial Statements.

                     PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   -------------------------
                                                                      1997           1996
                                                                   --------------------------
OPERATING ACTIVITIES

Net Income                                                          $    1,783    $  (4,139)
Adjustments to Reconcile Net Income to Net Cash
    Provided by (Used for) Operating Activities:
    Depreciation and Amortization                                        2,856         1,847
    Provision for Doubtful Accounts                                        742           630
    Amortization of Excess of Net Assets over Cost
      of Company Acquired                                                  (61)          (60)
    Deferred income tax expense (benefit)                                2,781          (161)
    Changes in Assets and Liabilities:
             Accounts Receivable                                         6,782        (6,855)
             Other Receivables                                         (24,269)          658
             Advances to Participating Hospitals                           345         3,982
             Prepaid Expenses and Other                                    193          (502)
             Accrued Health Care Expenses                               18,091         7,923
             Unearned Premiums                                             896         1,624
             Due to IPA's, Physicians and Other Providers                9,528        (6,837)
             Accounts Payable and Accrued Expenses                      (5,194)       (7,848)
                                                                   ------------  ------------
Net Cash Provided by (Used For) Operating Activities                    14,473        (9,738)

INVESTING ACTIVITIES

    Purchases of Property, Plant, and Equipment                         (8,946)      (27,106)
    Proceeds from Disposal of Property, Plant and Equipment                 17             6
    Increase in Other Assets                                              (192)         (971)
    Purchases of Fixed Maturity Securities                            (175,789)     (169,290)
    Proceeds from Sales and Maturities of Marketable Securities        134,859       189,036
                                                                   ------------  ------------
Net Cash Used for Investing Activities                                 (50,051)       (8,325)

FINANCING ACTIVITIES

    Proceeds from Revolving Credit Line                                      -        18,000
    Exercise of Stock Options                                              364           496
                                                                   ------------  ------------
Net Cash Provided by Financing Activities                                  364        18,496
                                                                   ------------  ------------

Increase (Decrease) in cash and cash equivalents                       (35,214)          433
Cash and cash equivalents at beginning of period                        39,213         7,536
                                                                   ------------  ------------
Cash and cash equivalents at end of period                          $    3,999    $    7,969
                                                                   ============  ============

See Notes to Condensed Consolidated Financial Statements.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (unaudited)



1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Physicians Health Services, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended December 31, 1996.


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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarter and six months ended June 30, 1997 and June 30, 1996 is not expected to be material.


3. New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. SFAS 131 establishes standards for the reporting of operating segment information in both annual financial reports and interim financial reports issued to shareholders. Operating segments are components of an entity for which separate financial information is available and is evaluated regularly by the entity's chief operating management. Both Statements are effective for fiscal years beginning after December 15, 1997 and are not expected to have a material impact on the Company.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (unaudited)


4. Tax Provision

The Company is currently under examination by the Internal Revenue Service (IRS) for certain prior tax years. Management does not expect any proposed adjustments which may result from the IRS' audit to have a material adverse impact on the Company's financial position or results of operations.

The Company's effective tax rate is lower than the statutory rate due to tax exempt interest generated from much of the Company's investment portfolio.


5. Reclassifications

Certain reclassifications were made to conform the 1996 amounts to current presentations in 1997.


6. Non-monetary Exchange

On May 2, 1997, the Company acquired 200 shares of Physicians Health Services of
New Jersey, Inc. ("PHS NJ") from Mastercare Companies, Inc. ("Mastercare").   In
exchange for the receipt of the shares of PHS NJ the Company gave up 1,250,000 shares of Series B Convertible Preferred Stock of MasterCare, Companies, Inc. and 190 shares of Common Stock of MasterCare of Connecticut, Inc. Since the common stock of MasterCare and PHS NJ are not publicly traded, fair values of the shares exchanged were estimated. MasterCare shares were valued based on prices obtained in a recent private placement while the fair value of PHS NJ shares were derived from a valuation of membership. The purchase price paid (fair value of MasterCare's shares held by the Company) exceeded the fair value of MasterCare's proportionate interest in the net assets of PHS NJ acquired from MasterCare by approximately $1.8 million. Such excess will be amortized over 10 years. As a result of this transaction, PHS NJ became a wholly-owned subsidiary of the Company. This transaction resulted in a net gain of $348 thousand which is reflected in selling, general and administrative expenses.

7. Merger Agreement

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Quarter Ended June 30, 1997 Versus June 30, 1996
Six Months Ended June 30, 1997 Versus June 30, 1996

Premium revenue increased 36.9% to $162.2 million in the second quarter of 1997 from $118.4 million for the comparable 1996 quarter. For the six months ended June 30, 1997, premium revenue increased 35.3% to $311.4 million from $230.3 million for the comparable 1996 period. Enrollment at June 30, 1997 was 468,354, an increase of 35.0% from enrollment of 346,868 at June 30, 1996. As of June 30, 1997, fully-insured enrollees increased 44.3% to 399,185 members up from 276,555 as of June 30, 1996, while self-funded enrollees decreased 1.6% to 69,169 members as of June 30, 1997, down from 70,313 members at June 30, 1996. The aggregate premium revenue increase lagged the membership growth due primarily to the growth of membership in the Healthcare Solutions product where 50% of all the premium revenue and related health care costs related to this business for 1997 are ceded to The Guardian Life Insurance Company of America ("The Guardian") pursuant to a reinsurance agreement. Until October 1, 1996, the Healthcare Solutions activity in Connecticut was reported under a profit sharing arrangement. According to the provisions of the profit sharing arrangement, the Company recorded 100% of the premium revenue from Connecticut Healthcare Solutions activity until October 1, 1996. After October 1, 1996, the profit sharing agreement was replaced by the reinsurance agreement as in effect for 1997. The effect was to reduce the percentage premium increase as compared to what such increase would have been if the reinsurance agreement had been in effect throughout 1996. This effect was offset by an increase in revenue from Medicare products resulting from a shift in membership from cost to risk products which carry higher revenue yields and an increase in the pricing of some of the proprietary products.

Investment and other income increased 20.2% to $1.9 million for the second quarter of 1997 from the second quarter of 1996. On a year-to-date basis, investment and other income increased 14.1% to $3.7 million. The increase is due to an increase in investable assets.

Health care expenses as a percentage of premium revenues (medical loss ratio) declined to 85.8% for the second quarter of 1997 as compared to 92.3% for the second quarter of 1996. For the six months ended June 30, 1997, the medical loss ratio was 86.0% compared to 88.9% for the first six months of 1996. Total health care expenses increased 28.1% to $137.8 million in the second quarter of 1997 from $107.6 million for the comparable 1996 quarter. On a year-to-date basis, total health care expenses increased 31.5% to $264.9 million for the first six months of 1997 from $201.5 million for the same 1996 period. The improvement in the medical loss ratios for both the quarter and year-to-date periods is the result of an increase in fully insured revenue that was greater than the rise in total medical expenses.

Hospital services expenses increased 25.4% to $55.3 million in the second quarter of 1997 from $44.1 million for the second quarter of 1996. Hospital services expenses for the first six months of 1997 totaled $104.4 million, up 24.5% from $83.8 million in the first six months of 1996. The rise in hospital services expenses was significantly less than the 44.3% increase in fully insured membership which contributed to a decline of 2.0% in the per member per month hospital costs from the second quarter of 1996 to the second quarter of 1997 and a decline of 4.3% in the per member per month hospital costs for the year-to-date period. The decrease in the per member per month amount for the quarter and six months ended June 30, 1997 can be attributed to an overall reduction in hospital rates for both inpatient and outpatient services which was somewhat mitigated by a new claims assessment in New York from the implementation of the Hospital Care Reform Act of 1996 ("HCRA"), which became effective on January 1, 1997. The New York State legislature enacted HCRA, which requires the Company to make payments to state funding pools to finance hospital bad debt and charity care, graduate medical education, and other state programs. The claims assessment under HCRA is equal to 8.18% of qualified New York hospital costs and is expected to continue to increase the Company's hospital costs in the future.

Commercial inpatient utilization for the second quarter of 1997 was similar to the second quarter of 1996 with commercial bed days per thousand members at 269 days for the second quarter of 1997 compared to 268 days for the same 1996 period. For the six months ended June 30, 1997, a decrease in

Results of Operations (con't)
---------------------

inpatient utilization contributed further to the decline in hospital services costs. On a year-to-date basis, commercial bed days per thousand members dropped 4.0% from 275 days per thousand members for the six months ended June 30, 1996 to 264 days per thousand members for the six months ended June 30, 1997. The improvement in the commercial product line was partially offset by a 211% and 107% increase in the per member per month hospital expenses for government products for the quarter and six months ended June 30, 1997, respectively. The increase is primarily due to the introduction of the Medicare Risk products and the resulting shift in membership from the Medicare cost product (for which the Company does not carry full risk on hospital services) to the Medicare Risk products for which the Company carries substantially more of the hospital risk. The Company expects hospital costs for Medicare products to continue to rise as membership (and related revenue) in this product increases.

Physician and related health care expenses increased by 33.3% from $49.6 million for the second quarter of 1996 to $66.1 million for the second quarter of 1997. For the six months ended June 30, 1997, physician and related health care expenses increased 41.5% to $128.2 million from $90.6 million for the same 1996 period. The increase in physician expenses is primarily due to the increase in fully insured membership and increases in certain non-capitated services. Additionally, the introduction of the Medicare Risk product has contributed to the rise in physician costs.

Other health care expenses increased by $6.9 million or 72.9% in the second quarter of 1997 and by $12.2 million or 60.7% on a year-to-date basis. The increase is primarily due to the increase in fully insured membership and due to the inclusion of the covered lives assessment in New York as a result of HCRA. This assessment is expected to continue to increase other health care expenses in the future.

Indemnity costs reflect the medical costs associated with the indemnity revenue assumed in connection with The Guardian reinsurance arrangement in New York under which the Company shared risk for indemnity business with The Guardian until June 30, 1996.

Selling, general and administrative expenses increased 14.3% or $3.1 million in the second quarter of 1997 from the comparable 1996 period. For the six months ended June 30, 1997, selling, general and administrative expenses rose 19.2% or $7.6 million over the prior year. The increase is due primarily to increased personnel and facilities expenses needed to support the enrollment growth and product diversity. The increase was partially offset by a decline in expenses related to the Guardian joint marketing arrangements as these expenses were unusually high in the second quarter of 1996. The selling, general and administrative expenses as a percentage of revenue improved to 15.1% for the second quarter of 1997 down from 18.1% for the second quarter of 1996. On a year-to-date basis, selling, general and administrative expenses as a percentage of premium revenue totaled 15.2% down from 17.3% for the comparable 1996 period.


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

Cash and cash equivalents decreased $35.2 million to $4.0 million at June 30, 1997 from $39.2 million at December 31, 1996. For the six months ended June 30, 1997, net cash provided by operating activities totaled $14.5 million which resulted primarily from a $18.1 million increase in hospital incurred but not reported (IBNR) claims. The increase in IBNR was generated from the increase in claims activity due to the increase in membership and the timing of the related claims payments. Additionally, the amounts due to IPA's, physicians and other providers rose $9.5 million, reflecting an increase in the amounts payable to non-capitated providers which was partially offset by the 1996 risk retention payments to providers made in the first quarter. These items were offset in part by the net increase in other receivables of approximately

Liquidity and Capital Resources (con't)
-------------------------------

$24.3 million which occurred from the Company's arrangements with The Guardian, whereby the cash balances relating to the arrangements are held and invested by The Guardian, on behalf of the Company, while trade receivables declined $6.8 million during the first six months of 1997. Approximately $40.9 million of net cash was used to purchase marketable securities during the first six months with an additional $8.9 million used for capital expenditures.

The Company expects to require additional capital, over the next several years, principally for computer and technology system enhancements and to maintain necessary regulatory capital. The Company's spending on the computer and technology system enhancements has been temporarily suspended pending the merger. Therefore, the additional capital requirements may be less than originally estimated. If the system enhancements are reinitiated, the capital requirements will be restored and could be in excess of amounts originally anticipated. The Company believes that in addition to its current capital resources and internally generated funds, it will be able to obtain financing, if necessary, sufficient for its continued operations, although it can provide no assurances in this regard.

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

                                    PART II

                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibit Number            Description of Exhibit
          --------------            ----------------------

               27                   Financial data schedule.







     (b)  Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended June 30, 1997.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Physicians Health Services, Inc.
                       --------------------------------
                                 (Registrant)



Date:      August 14, 1997             /s/James L. Elrod, Jr.
      -------------------------        ---------------------------
                                          James L. Elrod, Jr.
                                          Chief Financial Officer



Date:      August 14, 1997            /s/ Robert L. Natt
      -------------------------       ---------------------------
                                          Robert L. Natt
                                          President

                                 EXHIBIT INDEX
                                 -------------


     Exhibit Number                      Description of Exhibit
     --------------                      ----------------------

          27                             Financial data schedule.