Form 10-Q
period 1997-09-30
PHYSICIANS HEALTH SERVICES INC
filed 1997-11-13
CIK 867098

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to ____________.


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

                                 120 Hawley Lane
                           Trumbull, Connecticut 06611
                ________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

There were 6,163,054 shares of Class A Common Stock ($0.01 par value) and 3,185,671 shares of Class B Common Stock ($0.01 par value outstanding as of November 11, 1997.


--------------------------------------------------------------------------------

                PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I.        Financial Information
               ----------------------

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets at
           September 30, 1997 and December 31, 1996                        3

         Condensed Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 1997 and 1996         4

         Condensed Consolidated Statements of Stockholders' Equity
           for the Nine Months Ended September 30, 1997 and 1996           5

         Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1997 and 1996                   6

         Notes to Condensed Consolidated Financial Statements          7 - 8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 9 - 11


PART II.       Other Information
               ------------------
Item 6. Exhibits and Reports on Form 8-K                                  12

        Signatures                                                        13

        Exhibit Index                                                     14

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                   September 30,      December 31,
                                                                                        1997              1996
                                                                                   ------------       ------------
                                                                                    (Unaudited)
Assets:

Current Assets
  Cash and Cash Equivalents                                                          $  14,144        $  39,213
  Fixed Maturity Securities, Available for Sale-(amortized cost--1997--$84,468
    and 1996--$58,643)                                                                  85,339           59,115
  Accounts Receivable Less Allowances (1997--$1,787 and 1996--$1,781)                   45,546           37,152
  Other Receivables                                                                     58,688           32,157
  Advances to Participating Hospitals                                                       51              400
  Prepaid Expenses and Other                                                               843            1,154
                                                                                     ---------        ---------
    Total Current Assets                                                               204,611          169,191
Property, Plant, and Equipment
  Land                                                                                   8,822            8,822
  Building and Improvements                                                             28,724           26,938
  Furniture and Equipment                                                               54,248           46,559
                                                                                     ---------        ---------
                                                                                        91,794           82,319
  Less Accumulated Depreciation and Amortization                                        19,524           15,273
                                                                                     ---------        ---------
    Total Property, Plant, and Equipment                                                72,270           67,046
                                                                                     ---------        ---------
Other Assets (including restricted investments)                                         14,295           13,658
                                                                                     ---------        ---------
Total Assets                                                                         $ 291,176        $ 249,895
                                                                                     =========        =========

Liabilities and Stockholders' Equity:

Current Liabilities
  Accrued Health Care Expenses                                                       $  74,489        $  51,757
  Unearned Premiums                                                                     29,253           27,757
  Amounts Due to IPA's, Physicians and other Providers                                  53,852           59,084
  Accounts Payable and Accrued Expenses                                                 32,042           13,849
                                                                                     ---------        ---------
    Total Current Liabilities                                                          189,636          152,447

Excess of Net Assets Over Cost of Company Acquired                                       1,071            1,162

Stockholders' Equity
  Class A Common Stock, Par Value $0.01 per Share--Authorized                               59               56
    13,000,000 Shares, Issued and Outstanding; 1997--5,887,454
    shares; 1996--5,566,023 shares
  Class B Common Stock, Par Value $0.01 per Share;                                          35               38
    Non-transferable--Authorized and Issued 1997--3,532,671 shares;
    1996--3,829,880 shares; Voting Rights - 10 per share
  Additional Paid-In Capital                                                            41,886           41,360
  Net Unrealized Gains (Losses) on Fixed Maturity Securities Available for Sale,
    Net of Tax                                                                             534              279
  Retained Earnings                                                                     57,956           54,554
                                                                                     ---------        ---------
                                                                                       100,470           96,287
  Less Cost of Class B Common Stock (86,400) Shares in Treasury                              1                1
                                                                                     ---------        ---------
Total Stockholders' Equity                                                             100,469           96,286
                                                                                     ---------        ---------
Total Liabilities and Stockholders' Equity                                           $ 291,176        $ 249,895
                                                                                     =========        =========

See Notes to Condensed Consolidated Financial Statements.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)


                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,          September 30,
                                                               -------------------     -------------------
                                                                 1997       1996         1997       1996
                                                               -------------------     -------------------
REVENUES:
  Premiums                                                     $177,289   $123,190     $488,714   $353,442
  Investment and Other Income                                     2,150      1,545        5,872      4,806
                                                               --------   --------     --------   --------
                                                                179,439    124,735      494,586    358,248

COSTS AND EXPENSES:
  Hospital Services                                              67,904     46,649      172,299    130,435
  Physicians and Related Health Care Services                    67,297     52,726      195,461    143,284
  Other Health Care Services                                     16,912     10,336       49,301     30,486
  Indemnity Costs                                                     -          -            -      7,008
                                                               --------   --------     --------   --------
     Total Health Care Costs                                    152,113    109,711      417,061    311,213
                                                               --------   --------     --------   --------

  Selling, General and Administrative Expenses                   24,756     23,196       72,126     62,934
                                                               --------   --------     --------   --------
                                                                176,869    132,907      489,187    374,147
                                                               --------   --------     --------   --------

  Interest Expense                                                    -        295            -        295

Income (Loss) before Income Taxes                                 2,570     (8,467)       5,399    (16,194)
Income Tax Expense (Benefit)                                        951     (3,931)       1,997     (7,519)
                                                               --------   --------     --------   --------

NET INCOME (LOSS)                                              $  1,619   $ (4,536)    $  3,402   $ (8,675)
                                                               ========   ========     ========   ========

Net Income (Loss) Per Common Share                             $   0.17   $  (0.49)    $   0.36   $  (0.93)
                                                               ========   ========     ========   ========

Weighted Average Number of Common and Common
  Equivalent Shares Outstanding                                   9,588      9,306        9,482      9,298
                                                               ========   ========     ========   ========


See Notes to Condensed Consolidated Financial Statements.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (Unaudited)


                                                                  Nine Months Ended
                                                                    September 30,
                                                             -------------------------
                                                               1997             1996
                                                             -------------------------
Class A Common Stock
   Balance at Beginning of Period                            $     56         $     53
   Conversion of Class B Common Stock
     into Class A Common Stock                                      3                2
                                                             --------         --------
   Balance at End of Period                                  $     59         $     55
                                                             ========         ========

Class B Common Stock
   Balance at Beginning of Period                            $     38         $     41
   Conversion of Class B Common Stock
     into Class A Common Stock                                     (3)              (2)
                                                             --------         --------
   Balance at End of Period                                  $     35         $     39
                                                             ========         ========

Additional Paid-In Capital
   Balance at Beginning of Period                            $ 41,360         $ 40,760
   Exercise of Stock Options                                      526              600
                                                             --------         --------
   Balance at End of Period                                  $ 41,886         $ 41,360
                                                             ========         ========

Net Unrealized Gains (Losses)on Fixed Maturity Securities,
   Net of Tax
   Balance at Beginning of Period                            $    279         $    510
   Unrealized Appreciation (Depreciation)                         255             (492)
                                                             --------         --------
   Balance at End of Period                                  $    534         $     18
                                                             ========         ========

Retained Earnings
   Balance at Beginning of Period                            $ 54,554         $ 67,518
   Net Income  (Loss)                                           3,402           (8,675)
                                                             --------         --------
   Balance at End of Period                                  $ 57,956         $ 58,843
                                                             ========         ========

Treasury Stock
                                                             --------         --------
   Balance at Beginning and End of Period                         ($1)             ($1)
                                                             ========         ========

Total Stockholders' Equity
   Balance at Beginning of Period                            $ 96,286         $108,881
   Exercise of Stock Options                                      526              600
   Net Income (Loss)                                            3,402           (8,675)
   Net Unrealized Appreciation (Depreciation) on
       Fixed Maturity Securities                                  255             (492)
                                                             --------         --------
   Balance at End of Period                                  $100,469         $100,314
                                                             ========         ========

See Notes to Condensed Consolidated Financial Statements.

               PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (IN THOUSANDS)
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                  1997         1996
                                                                                ----------------------
Operating Activities
Net Income (Loss)                                                               $   3,402    $  (8,675)
Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used for) Operating Activities:
  Depreciation and Amortization                                                     4,280        3,011
  Provision for Doubtful Accounts                                                     492        1,035
  Amortization of Excess of Net Assets over Cost
    of Company Acquired                                                               (91)         (90)
  Deferred Income Tax Expense (Benefit)                                             2,700            -
  Changes in Assets and Liabilities:
       Accounts Receivable                                                          6,057       (7,930)
       Other Receivables                                                          (41,474)     (13,300)
       Advances to Participating Hospitals                                            349        4,649
       Prepaid Expenses and Other                                                     311         (979)
       Accrued Health Care Expenses                                                22,732       15,304
       Unearned Premiums                                                            1,496        1,743
       Due to IPA's, Physicians and Other Providers                                (5,232)       5,585
       Accounts Payable and Accrued Expenses                                       15,350       (7,802)
                                                                                ---------    ---------
Net Cash Provided by (Used for) Operating Activities                               10,372       (7,449)

Investing Activities
  Purchases of Property, Plant, and Equipment                                      (9,527)     (29,642)
  Proceeds from Disposal of Equipment                                                  23           16
  Increase in Other Assets                                                           (637)        (953)
  Purchases of Fixed Maturity Securities                                         (281,117)    (186,802)
  Proceeds from Sales and Maturities of Fixed Maturity Securities                 255,291      205,759
                                                                                ---------    ---------
Net Cash Used for Investing Activities                                            (35,967)     (11,622)

Financing Activities
  Proceeds from Revolving Credit Line                                                   -       18,000
  Exercise of Stock Options                                                           526          600
                                                                                ---------    ---------
Net Cash Provided by Financing Activities                                             526       18,600
                                                                                ---------    ---------

Decrease in Cash and Cash Equivalents                                             (25,069)        (471)
Cash and Cash Equivalents at Beginning of Period                                   39,213        7,536
                                                                                ---------    ---------
Cash and Cash Equivalents at End of Period                                      $  14,144    $   7,065
                                                                                =========    =========

See Notes to Condensed Consolidated Financial Statements.

                PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (unaudited)




1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Physicians Health Services, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended December 31, 1996.


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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarter and nine months ended September 30, 1997 and September 30, 1996 is not expected to be material.


3.  New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. SFAS 131 establishes standards for the reporting of operating segment information in both annual financial reports and interim financial reports issued to shareholders. An operating segment is a component of an entity for which separate financial information is available and is evaluated regularly by the entity's chief operating management. Both Statements are effective for fiscal years beginning after December 15, 1997 and are not expected to have a material impact on the Company.

                PHYSICIANS HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (unaudited)



4.  Tax Provision

The Company is currently under examination by the Internal Revenue Service (IRS) for certain prior tax years. Management does not expect any proposed adjustments which may result from the IRS' audit to have a material adverse impact on the Company's financial position or results of operations.

The Company's effective tax rate is lower than the statutory rate due primarily to tax exempt interest generated from much of the Company's investment portfolio.


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


7.  Merger Agreement

On May 8, 1997, the Company and Foundation Health Systems, Inc. ("FHS") executed a merger agreement pursuant to which FHS would acquire all of the shares of common stock of the Company for $29.25 per share in cash, or a total consideration to the Company's stockholders of approximately $280 million. On October 19, 1997, the Company and FHS agreed to a new acquisition price of $28.25 per share in cash or a total consideration of approximately $271 million and eliminated as a condition of the consummation of the merger the obtaining of certain waivers and consents from The Guardian Life Insurance Company of America ("The Guardian") in connection with the Company's joint marketing arrangements with The Guardian. Should the Company obtain such waivers and consents prior to consumation of the merger, the price would return to $29.25 per share. FHS announced that it intends to finance the purchase with a combination of cash and bank debt. As part of the transaction, the Company has entered into a voting trust agreement with the Greater Bridgeport Individual Practice Association ("GBIPA"), which owns shares constituting approximately 61% of the voting power of the Company. The agreement stipulates that such shares will be voted in favor of the transaction by GBIPA. The transaction is subject to certain closing conditions, including receipt of regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


Results of Operations
---------------------

Quarter Ended September 30, 1997 Versus September 30, 1996
Nine Months Ended September 30, 1997 Versus September 30, 1996

Premium revenue increased 43.9% to $177.3 million in the third quarter of 1997 from $123.2 million for the comparable 1996 quarter. For the nine months ended September 30, 1997, premium revenue increased 38.3% to $488.7 million from $353.4 million for the comparable 1996 period. Enrollment at September 30,1997 was 496,502, an increase of 39.7% from enrollment of 355,402 at September 30, 1996. As of September 30, 1997, fully insured enrollees increased 49.5% to 426,152 members up from 285,059 members as of September 30, 1996, while self-funded enrollees remained essentially unchanged at 70,350 members as of September 30, 1997. The aggregate premium revenue increase lagged the fully insured membership growth due primarily to the growth of membership in the Healthcare Solutions product where 50% of all the premium revenue and related health care costs related to this business for 1997 are ceded to The Guardian pursuant to reinsurance agreements with the Company's subsidiaries. Until October 1, 1996, the Healthcare Solutions activity in Connecticut was reported under a profit sharing arrangement. According to the provisions of the profit sharing arrangement, the Company recorded 100% of the premium revenue from Connecticut Healthcare Solutions activity until October 1, 1996. After October 1, 1996, the profit sharing agreement was replaced by the reinsurance agreement as in effect for 1997. The effect was to reduce the percentage premium increase as compared to what such increase would have been if the reinsurance agreement had been in effect throughout 1996. This effect was offset by an increase in revenue from Medicare products resulting from a shift in membership from cost to risk products which carry higher revenue yields and an increase in the pricing of some of the commercial products.

Investment and other income increased 39.2% to $2.2 million for the third quarter of 1997 from $1.5 million for the third quarter of 1996. On a year-to-date basis, investment and other income increased 22.2% to $5.9 million from $4.8 million for the nine months ended September 30, 1996. The increase is due primarily to an increase in investable assets.

Health care expenses as a percentage of premium revenues (medical loss ratio) declined to 86.6% for the third quarter of 1997 as compared to 90.3% for the third quarter of 1996. For the nine months ended September 30, 1997, the medical loss ratio was 86.2% down from 89.4% for the first nine months of 1996. Total health care expenses increased 38.6% to $152.1 million in the third quarter of 1997 from $109.7 million for the comparable 1996 quarter. On a year-to-date basis, total health care expenses increased 34.0% to $417.1 million for the first nine months of 1997 from $311.2 million for the same 1996 period. The improvement in the medical loss ratios for both the quarter and year-to-date periods is the result of an increase in fully insured revenue that exceeded the rise in total medical expenses.

Hospital services expenses increased 45.6% to $67.9 million in the third quarter of 1997 from $46.7 million for the third quarter of 1996. Hospital services expenses for the first nine months of 1997 totaled $172.3 million up 32.1% from $130.4 million in the first nine months of 1996. The rise in hospital services expenses was due, in part, to the 49.5% increase in fully insured enrollees. Additionally, an overall reduction in commercial hospital rates for both inpatient and outpatient services was somewhat mitigated by a new claims assessment in New York from the implementation of the Hospital Care Reform Act of 1996 ("HCRA"), which became effective on January 1, 1997. The New York State legislature enacted HCRA, which requires the Company to make payments to state funding pools to finance hospital bad debt and charity care, graduate medical education, and other state programs. The claims assessment under HCRA is equal to 8.18% of qualified New York hospital costs and is expected to continue to increase the Company's hospital costs in the future.

Results of Operations (con't)
-----------------------------

Commercial inpatient utilization for the third quarter of 1997 decreased 8.4% from the third quarter of 1996 with commercial bed days per thousand members at 251 days for the third quarter of 1997 versus 274 days for the same 1996 period. On a year-to-date basis, commercial bed days per thousand members decreased 6.5% from 277 days per thousand members for the nine months ended September 30, 1996 to 259 days per thousand members for the nine months ended September 30, 1997. The improvement in the commercial product line was offset by a 182% and 138% increase in the per member per month hospital expenses for government products for the quarter and nine months ended September 30, 1997, respectively. The increase is primarily due to the introduction of the Medicare risk products and the resulting shift in membership from the Medicare cost product (for which the Company does not carry full risk on hospital services) to the Medicare risk products for which the Company carries substantially more of the hospital risk. The Company expects hospital costs for the Medicare products to continue to rise as membership (and related revenue) in this product increases.

Physician and related health care expenses increased by 27.6% from $52.7 million for the third quarter of 1996 to $67.3 million for the third quarter of 1997. For the nine months ended September 30, 1997, physician and related health care expenses increased 36.4% to $195.5 million from $143.3 million for the same 1996 period. The increase in physician and related health care expenses is primarily due to the increase in fully insured membership and increases in certain non-capitated services. Additionally, the introduction of the Medicare risk products have contributed to the rise in physician costs.

Other health care expenses increased by $6.6 million or 63.6% in the third quarter of 1997 and by $18.8 million or 61.7% on a year-to-date basis. The increase is primarily due to the increase in fully insured membership and due to the inclusion of the covered lives assessment in New York as a result of HCRA. This assessment is expected to continue to increase other health care expenses in the future. Additionally, prescription drug expenses continue to increase across all product lines.

Indemnity costs reflect the medical costs associated with the indemnity revenue assumed in connection with The Guardian reinsurance arrangement in New York under which the Company shared risk for indemnity business with The Guardian until June 30, 1996.

Selling, general and administrative expenses increased 6.7% or $1.6 million in the third quarter of 1997 from the comparable 1996 period. For the nine months ended September 30, 1997, selling, general and administrative expenses rose 14.6% or $9.2 million over the prior year. The increase is due primarily to increased personnel and facilities expenses needed to support the enrollment growth and product diversity. The increase was partially offset by increases in the recovery of operating expenses from The Guardian under the terms of the reinsurance agreements related to the Healthcare Solutions product. The selling, general and administrative expenses as a percentage of premium revenues improved to 14.0% for the third quarter of 1997 down from 18.8% for the third quarter of 1996. On a year-to-date basis, selling, general and administrative expenses as a percentage of premium revenues totaled 14.8% down from 17.8% for the comparable 1996 period.


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

Cash and cash equivalents decreased $25.1 million to $14.1 million at September 30, 1997 from $39.2 million at December 31, 1996.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations increased primarily due to a combination of growth in business, a return to profitability, and timing of claims payments and other disbursements in the ordinary cause of business. Cash provided by operations also includes a federal tax refund related to prior tax years.

The Company expects to require additional capital, over the next several years, principally for computer and technology system enhancements and to maintain necessary regulatory capital. The Company's spending on the computer and technology system enhancements has been temporarily suspended pending the merger. Therefore, the additional capital requirements may be less than originally estimated. If the system enhancements are reinstated, the capital requirements will be restored and could be in excess of amounts originally anticipated. The Company believes that in addition to its current capital resources and internally generated funds, it will be able to obtain financing, if necessary, sufficient for its continued operations, although it can provide no assurances in this regard.

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

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------

        (a)  Exhibit Number       Description of Exhibit
             --------------       ----------------------

                  27              Financial data schedule




        (b)  Reports on Form 8-K

        There were no reports filed on Form 8-K for the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Physicians Health Services, Inc.
                        --------------------------------
                                  (Registrant)



Date:   November 13, 1997                          /s/ James L. Elrod, Jr.
        ------------------------------             -----------------------------
                                                       James L. Elrod, Jr.
                                                       Chief Financial Officer



Date:   November 13, 1997                          /s/ Robert L. Natt
        ------------------------------             -----------------------------
                                                       Robert L. Natt
                                                       President

                                  EXHIBIT INDEX



        Exhibit Number                               Description of Exhibit
        --------------                               ----------------------
                27                                   Financial data schedule.